Form 10QSB
period 2006-03-31
Technology Integration Group, Inc.
filed 2006-05-15
CIK 1346377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission  file number 333-130768

Technology Integration Group, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	13-4050047
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Cosimo J. Patti, President Technology Integration Group, Inc. c/o Abramson Quitner Abramsom and Moffa 85 Livingston Avenue, Suite 3 Roseland, NJ 07068 (Address of principal executive offices)

973-493-6206
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock as of May 10, 2006.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

*Initial Exchange Act filing since Registration Statement (File No.: 333-130768) was declared effective on March 24, 2006.

TECHNOLOGY INTEGRATION GROUP, INC.

TECHNOLOGY INTEGRATION GROUP, INC.

Balance Sheet

March 31, 2006

(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$ 12,889
Refund receivable	2,000
Total Current Assets	14,889

EQUIPMENT
Office equipment	7,835
Accumulated depreciation	(6,277)
Net	1,558

OTHER ASSETS	2,600

TOTAL ASSETS	$ 19,047

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued expenses	$ 15,000
Due to shareholder/officer	5,488
Total Current Liabilities	20,488

STOCKHOLDERS’ DEFICIT:
Preferred stock - $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-
Common stock - $0.001 par value; authorized 24,000,000 shares; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	76,903
Accumulated deficit	(18,806)
Total	68,097
Less - Loan receivable from shareholder/officer	(69,538)
Total Stockholders’ Deficit	(1,441)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 19,047

See notes to financial statements.

TECHNOLOGY INTEGRATION GROUP, INC.

Statements of Operations

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenue	$ 33,634	$ 27,599

Operating Expenses	33,425	52,137

Income (loss) before taxes	209	(24,538)

Benefit for income taxes	-	3,959

Net Income (Loss)	$ 209	$(20,579)

Basic and diluted income (loss) per share	$ *	$ *

Weighted average number of common shares outstanding	10,000,000	9,097,500

See notes to financial statements.

            * Less than $(.01)

TECHNOLOGY INTEGRATION GROUP, INC.

Statements of Operations

For the Nine Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenue	$ 56,687	$ 111,581

Operating Expenses:	60,022	125,701

Net (Loss)	$ (3,335)	$ (14,120)

Basic and diluted loss per share	$ *	$ *

Weighted average number of common shares outstanding	9,489,462	9,097,500

See notes to financial statements.

            * Less than $(.01)

TECHNOLOGY INTEGRATION GROUP, INC.

Statements of Cash Flows

For the Nine Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,335)	$ (14,120)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation	675	-
Changes in assets and liabilities:
Increase in other assets	-	(2,600)
Change in net operating assets	15,000	(7,070)
Net Cash Provided by (Used in) Operating Activities	12,340	(23,790)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to shareholder/officer	(2,612)	(6,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from shareholder/officer	-	8,600
Proceeds from sale of common stock	903	-
Cash provided from financing activities	903	8,600

INCREASE (DECREASE) IN CASH	10,631	(21,190)

CASH AT BEGINNING OF PERIOD	2,258	21,212
CASH AT END OF PERIOD	$ 12,889	$ 22

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$ -	$ 680

See notes to financial statements.

TECHNOLOGY INTEGRATION, INC.

Notes to the Financial Statements

March 31, 2006

(Unaudited)

1.

Organization and Operations

Accounting Policies

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company's Form SB-2 (File No.333-130768).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.

Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company experienced an operating loss for the year ended June 30, 2005 and the nine months ended March 31, 2006, has negative working capital and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. During the first two months of 2006, the Company obtained an engagement from an unaffiliated company located in Hong Kong, to assist such company in entering other markets and to introduce it to the financial community in the United States.  The Company’s agreement with the Hong Kong company provides for a monthly retainer of $10,000 and for additional amounts based on performance. The Agreement calls for payment of $1,000 per day with a guarantee of at least ten working days per month.  The Agreement commenced December 1, 2005 and is for a term of two years.  The Company believes that this engagement, combined with engagements from its traditional sources, will provide sufficient revenue to meet obligations over the next 12 months. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

We have very limited financial resources and have not established a source of equity or debt financing. During the nine months ended March 31, 2006 we incurred a net loss of $3,335, and there are no assurances that we will have profitable operations in the future. Our auditors indicated that there is significant uncertainty about our ability to continue as a going concern in their report on our financial statements for the fiscal year ended June 30, 2005. The extent of operations over the next 12 months will be determined by the number of engagements that we obtain, if any.

All of our engagements have come from and are expected to continue to come as a result of referrals from business contacts of Mr. Patti, our president. The revenue from engagements has decreased over the past 12 to 15 months because our limited resources prevented Mr. Patti from aggressively seeking potential opportunities. We cannot predict what our level of activity will be over the next 12 months because we do not know how many client engagements that we will obtain. Our method of seeking engagements has been the same since inception. Mr. Patti becomes aware of opportunities from business contacts and determines whether one or a group of independent consultants with whom we deal can provide the services needed. If so, he introduces the team and coordinates the proposal efforts. The most typical engagements involve companies in the financial services industry and consist of evaluating general business models, corporate structures and management design, and back office processing functions. Most consulting agreements are executed between the independent consultants and the client with us receiving a negotiated percentage of the fees for making the introduction and serving as a project coordinator. The general terms of the agreement between us and independent consultants are that we receive our fee only if and when the consultant receives payment from the client. We do not record any income until that event has occurred because material uncertainty exists prior thereto as to the likelihood that work has been completed and accepted and the amount of cash to be earned by us.

Because of our strategy and the fact that we perform only a few engagements a year, a small number of clients comprise substantially all of our revenue each year. We had two clients which accounted for substantially all of our revenue for the nine months ended March 31, 2006. One of those two clients is American Oriental Bioengineering, Inc., for which Mr. Patti serves as an independent director.

Because we are a small service business serving a large industry niche we are not impacted by many trends. The outside forces and conditions that have the most impact on us are:

•

A significant downturn in the economy reduces the need for discretionary activities like consulting projects. Being a small “player” may result in our projects being canceled before projects being performed by “major” players.

•

We depend heavily on contacts of our president. If significant numbers of those contacts retire or transfer to positions that do not need or lack the authority to engage consultants, our business would be negatively impacted. On the other hand, if these contacts move into positions that have greater needs for consultants, our business may benefit.

Our marketing efforts and contacts have not changed significantly during the overall period, but engagements and resultant revenue have decreased. The trend has continued during the nine months ended March 31, 2006. We do not know the cause for the decrease since our approach has not changed, nor do we know whether it will continue.

 Substantially all of our marketing costs for the nine months ended March 31, 2006 and 2005 relate to travel costs and meal and entertainment expenses. Marketing costs decreased significantly during the nine months ended March 31, 2006 because revenue declined reducing the cash available for marketing. Most efforts in the nine months ended March 31, 2006 were limited to lunch and dinners. Our G&A costs consist of fees paid to our president, professional fees, communications, medical insurance and automobile expenses. The expenses during the nine months ended March 31, 2006 decreased because management fees to our President decreased significantly. If the current trend of lower revenues continues, we will have to continue to reduce marketing expenses.

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below. The level of marketing expense is limited to the funds available that were generated by revenues. We estimate that the cost of being a public reporting company will approximate $35,000 (exclusive of any additional fees we may incur regarding printing and/or photocopying and subsequent mailing of any proxy statements or annual reports) during the next 12 months and will increase if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business.  If necessary, our president has agreed in writing to defer compensation otherwise payable to him to the extent that gross profits are insufficient to pay our costs and expenses so as to permit us to remain viable and has further agreed to loan us amounts necessary to meet our expenses if sufficient revenues are not generated therefrom.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when we have the financial resources to do so. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate (such as issuance of shares of our common stock) independent contractors, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company makes it more likely that they will accept securities as consideration than they would if we were a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts.  Additionally, issuance of shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

As of March 31, 2006, we had a cash balance of $12,889.

We have a low level of fixed costs. Almost all costs associated with performing and completing engagements are variable in nature. The only fixed costs are our president’s compensation, costs associated with being a public entity and certain general and administrative costs. We must sustain the current level of engagements to continue our operations at their current level. We will require cash from operations or some outside financing to expand our business. There can be no assurance that our level of engagements will not decline or that our operations will generate sufficient cash or that outside financing will be available or found. If we are unable to obtain needed cash resources or financing, we may not be able to maintain or expand revenue producing activities. If necessary, and as indicated above, our president has agreed in writing to defer compensation otherwise payable to him to permit us to remain viable.

We need approximately $150,000 in cash to support our operations, perform the limited level of marketing efforts that we have in prior periods and meet the costs of being a public company. The cash flow generated by our business in recent years, if continued at similar levels in the future, appears sufficient to meet minimum operating cash requirements over the next 12 months as they have in prior years but may not be sufficient to permit us to expand our business operations. To reach this level of required cash, we must obtain and slightly increase the level of engagements that we realized in recent years. Our results for the nine months ended March 31, 2006 were substantially below the revenue levels of recent periods and the amounts needed to meet minimum operating requirements resulting in us substantially reducing marketing efforts. During the first two months of 2006, we obtained an engagement from an unaffiliated company located in Hong Kong, to assist it in entering other markets and to introduce it to the financial community in the United States.  Our Agreement with the Hong Kong company provides for a monthly retainer of $10,000 and for additional amounts linked to performance. The Agreement calls for payment of $1,000 per day with a guarantee of at least ten working days per month.  The Agreement is for a term of two years.  This engagement is being performed by our president without assistance from independent contractors which should result in greater cash flow for us.  Through March 31, 2006 we have received $41,000. We believe that this engagement, combined with engagements from our traditional sources, will provide sufficient revenue to meet obligations over the next 12 months. If the new engagement does not result in sufficient revenue and the trend from the nine months ended March 31, 2006 continues and the operating cash flow proves to be insufficient, provisions for payment include loans from the Company’s president approximating up to $65,000 dollars.

Most costs associated with performing engagements are incremental or variable in nature and consist of costs due to independent contractors. It is typical that these contractors not get paid until we are paid by our customer. Therefore, we can perform engagements with very limited resources on hand. Our president bids and supervises engagements.

We do not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations at our current level because we do not require any capital costs and our fixed cost level is low.

Although we have no reason to believe that the contract with the Hong Kong company heretofore referred to will not be fully honored as written, the contract is with a private Chinese company and enforcement of such contract, if necessary, may be difficult or impossible.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use common stock as a means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts.  Issuing shares of our common stock to such persons instead of paying cash to them would enable us to perform (more and larger engagements) and use the cash obtained from those engagements to operate and expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

We do not have any plans to:

•

Perform any research and development projects;

•

Purchase or sell any plant or significant equipment; or

•

Changes the number of employees significantly.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended June 30, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on FSI in the foreseeable future.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 to the financial statements, filed in the Company's Form SB-2, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.  The following is a brief discussion of the more significant accounting policies and methods used by us.

Revenue and accounts receivable - Because of our limited nature of operations, we have not had to make material assumptions or estimates other than our assumption that we are a going concern. In most cases, we are not entitled to fees unless our independent contractor has completed the engagement and collected the fee. We do not recognize income until that happens. Therefore, collectibility is generally not an uncertainty. We also do not have material amounts of other assets so valuation and useful life issues do not impact us currently.

Income taxes - We account for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  We will then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if sufficient taxable income is not generated in future periods.  To the extent we determine the need to establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in the accompanying consolidated statement of operations.  The management of the corporation will periodically estimate the probable tax obligations of the corporation using historical experience in tax jurisdictions and informed judgments.  There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the corporation transacts business.  The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations.  If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Seasonality

To date, we have not noted seasonality as a major impact on our business.

ITEM 3

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive and Chief Financial Officer (one person, our President). Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technology Integration Group, Inc.

(Registrant)

/s/ Cosimo J. Patti
By: Cosimo J. Patti
President

May 11, 2006