Form 10KSB
period 2006-06-30
Technology Integration Group, Inc.
filed 2006-07-27
CIK 1346377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-130768

Technology Integration Group, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	13-4050047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Abramsom Quiitner Abramsom and Moffa 85 Livingston Avenue, Suite 3
Roseland, NJ	07068
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: 973-493-6206

Securities registered under Section 12(b) of the Act:

Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes   ☒  No

Issuer’s revenues for its most recent year: $170,081 as of June 30, 2006.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of July 15, 2006 is 10,000,000 shares, all of one class, $.001 par value per share.  Of this number, 737,500 shares were held by non-affiliates of the Registrant.

The Company’s common stock has not traded on the OTCBB or any national exchange and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 737,500 shares held by non-affiliates, based upon the book value as of June 30, 2006 is less than $.01 per share.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owing 5% or more of the Registrant’s common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes __________ No_________ NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format  ☐  Yes  ☐  No

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements.  Such forward-looking statements contained in this annual report on Form 10-KSB involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-KSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

We are  a "reporting issuer" under the Securities Exchange Act of 1934, as amended (the "34 Act"), so that we may have the opportunity to have our securities publicly quoted on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. (the "NASD").  Presently, the NASD requires companies seeking quotations on the OTC Bulletin Board to be "reporting issuers."  We have received the trading symbol “TING” but our shares have not begun to trade.

We may refer to ourselves in this document as “FSI", "we," or "us."  Our principal executive offices are located at 85 Livingston Avenue, Suite 3, Roseland, NJ 07068, and our telephone number at that address is 973-493-6206.

Item 1 -- DESCRIPTION OF BUSINESS

Technology Integration Group, Inc. was incorporated under the laws of the State of New York on February 3, 1999 by Cosimo J. Patti to be a consulting firm. We became a Delaware company on December 2, 2005 at which time all of the shares of Technology Integration Group, Inc. (a New York company) were exchanged for 9,097,500 shares of Technology Integration Group, Inc. (a Delaware company).

At the inception of our business, our initial focus was on technology integration. However, shortly thereafter, we recognized that we were becoming aware of prospective opportunities in various areas of the financial services industry that we elected to pursue. Our corporate name was not reflective of our capabilities and interest in these areas. As a result we began to and continue to operate under the d/b/a FSI Advisors.

Our mission is to provide and refer marketing, communications and computer networking and integration advice to small and medium-sized businesses in the financial services industry. Our engagements include assessing a client business models, management approach and back office procedures.

As part of the plan of FSI to augment its financial resources and consider attractive business opportunities, FSI’s principal stockholders have entered into discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management.  There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that FSI or its stockholders would realize any benefits from it.

Strategy

On certain clients we have used independent consultants to provide a full range of marketing, communications, and information technology services. Our strength is that our president has access to significant numbers of business leaders and decision makers and can provide introductions and leads to us and the independent consulting groups with which we work. Our president has a significant number of contacts and also has worked with a large number of independent consultants over the past 30 years. Therefore, we are able to be involved with a wide array of consulting opportunities and requirements.

Our independent contractors enter directly into an agreement with the client, and we receive a negotiated portion of the fees received. If several independent contractors are involved, we generally serve as project manager. The contractor normally bills and collects the fees from the end client. We are generally not entitled to our fees until the contractor collects its fees.

Substantially all of our services have involved performing services to improve the backroom operations of financial institutions and evaluate the workflow and management procedures performed in the backrooms of financial services companies. We expect to continue our business in the future in the same way as it has been conducted in the past. We will seek a wide range of engagements based on the contact base of our president. Many of these contacts have been and will continue to be in the financial services industry.

Because of our strategy and the fact that we perform only a few engagements a year, a small number of clients comprise substantially all of our revenue each year. Two clients accounted for substantially all of our revenue for the years ended June 30, 2006 and 2005:

	2006	2005
SIG Consulting Group	9.78%	85%
American Oriental Bioengineering, Inc.	90.22%	15%

Our President is a director of American Oriental Bioengineering, Inc., a Chinese company whose shares trade in the United States.

We expect a similar trend of limited client numbers with an emphasis on work for American Oriental Bioengineering, Inc. for the foreseeable future.

Competition

Competition in our industry is intense and most of our competitors have greater financial resources than do we.  Competition will come from a wide variety of consulting and accounting firms, many of which have more resources, significantly greater number of employees and greater name recognition that do we.  We intend to compete based on the reputation and contacts of our founder and the creative and practical approach to services that we offer. Our president has more than 20 years of experience in providing a variety of consulting services to corporations.

No assurances can be given that our competitive strategy will be successful.

Employees

At June 30, 2006, we had one employee, Cosimo J. Patti, who, since June 2004, devotes fulltime to us, but has been and will continue to be involved with other ventures. Most aspects of engagements are subcontracted to independent consultants. There are no written contracts.

The independent consultants with whom we work have no ongoing contracts or agreements with us. One such consultant is a director of our company. It is likely that key consultants in the future will be asked to become directors.

Item 2 -- DESCRIPTION OF PROPERTY

Our principal executive offices are located at 85 Livingston Avenue, Roseland, NJ 07068 provided to us by our president at no cost which serves as our principal address. There is no written lease agreement.

Item 3 -- LEGAL PROCEEDINGS

We are not party to any pending, or to our knowledge, threatened litigation of any type

Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of fiscal 2006

Part II

Item 5 -- MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company became subject to Securities Exchange Act Reporting Requirements in March 2006. There has never been an established public market for the shares of our common stock, although we have received the trading symbol “TING. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on July 15, 2006, there were 38 stockholders of record of our common stock, and 10,000,000 shares were issued and outstanding.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

 There is no established trading market for our common stock. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

General Market Risks

There is no public market for our common stock, and there can be no assurance that any market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for our common stock, if publicly traded, is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond our control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

additions or departures of key personnel;

•

sales or issuances of additional shares of common stock; and

•

potential litigation or regulatory matters

The market prices of the securities of microcap companies have been especially volatile.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities. We have 10,000,000 common shares outstanding of which 8,247,500 shares of common stock outstanding are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933.  The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”:

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 24,000,000 authorized shares of common stock, of which 10,000,000 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 14,000,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Item 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operations

We have very limited financial resources and have not established a source of equity or debt financing. During the year ended June 30, 2006 we had net income of $20,258. Approximately, 67% of our fiscal 006 revenue was realized during the fourth quarter. All of this revenue was earned from work performed for American Oriental Bioengineering, Inc. There are no assurances that we will continue to receive significant engagements from American Oriental Bioengineering, Inc. or have profitable operations in the future. The extent of operations over the next 12 months will be determined by the number of engagements that we obtain, if any.

All of our engagements have come from and are expected to continue to come as a result of referrals from business contacts of Mr. Patti, our president. Until June 2006, the revenue from engagements had decreased over the past 12 to 15 months because our limited resources prevented Mr. Patti from aggressively seeking potential opportunities. We cannot predict what our level of activity will be over the next 12 months because we do not know how many client engagements we will obtain. Our method of seeking engagements has been the same since inception. Mr. Patti becomes aware of opportunities from business contacts and determines whether one or a group of independent consultants with whom we deal can provide the services needed. If so, he introduces the team and coordinates the proposal efforts. The most typical engagements involve companies in the financial services industry and consist of evaluating general business models, corporate structures and management design, and back office processing functions. Most consulting agreements are executed between the independent consultants and the client with us receiving a negotiated percentage of the fees for making the introduction and serving as a project coordinator. The general terms of the agreement between us and independent consultants are that we receive our fee only if and when the consultant receives payment from the client. We do not record any income until that event has occurred because material uncertainty exists prior thereto as to the likelihood that work has been completed and accepted and the amount of cash to be earned by us.

Because of our strategy and the fact that we perform only a few engagements a year, a small number of clients comprise substantially all of our revenue each year. Two clients accounted for substantially all of our revenue for the years ended June 30, 2006 and 2005:

	2006	2005
SIG Consulting Group	9.78%	85%
American Oriental Bioengineering, Inc.	90.22%	15%

Our President is a director of American Oriental Bioengineering, Inc., a Chinese company whose shares trade in the United States.

We expect a similar trend of limited client numbers with an emphasis on work for American Oriental Bioengineering, Inc. for the foreseeable future.

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

 Substantially all of our marketing costs for the years ended June 30, 2006 and 2005 relate to travel costs and meal and entertainment expenses. Marketing costs decreased significantly during the year ended June 30, 2006 because, until the final month of the fiscal year, revenue declined reducing the cash available for marketing. Most efforts in the year ended June 30, 2006 were limited to lunch and dinners. Our G&A costs consist of fees paid to our president, professional and consulting fees, communications, medical insurance and automobile expenses.

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

Liquidity

As of June 30, 2006, we had a cash balance of $44,607.

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

We need approximately $150,000 in cash to support our operations, perform the limited level of marketing efforts that we have in prior periods and meet the costs of being a public company for the next twelve months. The cash flow generated by our business in recent years, if continued at similar levels in the future, appears sufficient to meet minimum operating cash requirements over the next 12 months as they have in prior years but may not be sufficient to permit us to expand our business operations. To reach this level of required cash, we must obtain and slightly increase the level of engagements that we realized in recent years. We believe that if we continue to be engaged by American Oriental Bioengineering, Inc., of which there are no assurances, that we will generate sufficient revenue to meet obligations over the next 12 months. If the engagement does not result in sufficient revenue and the trend from the first nine months of 2006 continues resulting in the operating cash flow proves to be insufficient, provisions for payment include loans from the Company’s president approximating up to $65,000 dollars.

Most costs associated with performing engagements are incremental or variable in nature.  Therefore, we can perform engagements with very limited resources on hand. Our president bids and supervises engagements.

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

Revenue and accounts receivable - Revenue is recorded when an arrangement exists, the sales price is fixed or determinable and collection is reasonably assured. The Company recognizes revenue on consulting contracts when work has been performed and the project completed satisfactorily. Fees received from commissions are recognized when earned.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Seasonality

To date, we have not noted seasonality as a major impact on our business.

Risk Factors

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

1.

FSI has limited financial resources and no committed source of financing. Without financing or cash generated from operations, we will be unable to expand our business and may not be able to satisfy our liabilities. If that happens, investors are likely to lose their entire investment.

FSI has limited financial resources and has not established a source of equity or debt financing. FSI will require cash from operations or some outside financing to expand our business. We need approximately $150,000 in cash to support our operations, perform the limited marketing efforts that we have in prior periods and meet the minimum costs of being a public company. To reach this level of cash, we must obtain and slightly increase the level of engagements that we realized in recent years. There can be no assurance that our operations will generate sufficient cash or that outside financing will be available or found. If FSI is unable to obtain needed cash resources or financing, we may not be able to maintain or expand revenue producing activities.

If we are unable to obtain our level of revenue or to obtain outside financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may substantially curtail our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. To date, no FSI officer, director or affiliate has had any preliminary contact or discussions with, nor are there any current plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise.

2.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock which our Board of Directors has authority to issue without further stockholder action or vote.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (24,000,000) but un-issued (14,000,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of FSI because the shares may be issued to parties or entities committed to supporting existing management.

3.

We depend completely upon our president, the loss of whose services may cause our business operations to cease and need for additional personnel.

Our chief executive officer, Cosimo J. Patti, is entirely responsible for the development and execution of our business. All of our engagements have been generated through the business contacts of Mr. Patti. In addition, all of the subcontractors used by us are professionals known by Mr. Patti. Since June 2004, he has devoted fulltime to us. He is under no contractual obligation to remain employed by us.  If he should choose to leave us for any reason before we have hired additional personnel, our operations are likely to fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus.

We will fail without Mr. Patti or an appropriate replacement(s).  We intend to acquire “key-man” life insurance on the life of Mr. Patti naming us as the beneficiary when and if we obtain the resources to do so, and Mr. Patti remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

4.

We may face damage to our professional reputation or legal liability if our future clients are not satisfied with our services. In either case, it is unlikely that we will be able to obtain future engagements. If we are unable to obtain engagements, investors are likely to lose their entire investment.

As a consulting service firm, we depend and will continue to depend to a large extent on referrals and new engagements from our clients and will attempt to establish a reputation for high–caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services or products, such lack of satisfaction may be more damaging to our business than it may be to other businesses. Moreover, if we fail to meet our obligations, we could be subject to legal liability or loss of client relationships. Our engagements will typically include provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. Accordingly, no assurances can be given that we will retain clients in the foreseeable future.

5.

Our future engagements with clients may not be profitable. If we are unable to generate positive cash flow from our engagements, we will be unable to satisfy our obligations on a timely basis. If that happens, investors are likely to lose their entire investment.

When making proposals for engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment as to the amount of time that will be required to complete an engagement. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these engagements less profitable or unprofitable, which would have an adverse effect on our profit margin.

In addition, as consultants, a client will typically retain us on an engagement–by–engagement basis, rather than under long–term contracts, and a substantial majority of our contracts and engagements may be terminated by the client with short notice and generally without significant penalty. Furthermore, because large client engagements may involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.

6.

We may be more adversely affected by a weak economy than companies in other industries because engaging consultants is a highly discretionary decision by clients. If we do not obtain engagements because of an adverse economy, we may be unable to generate sufficient cash flow to meet our obligations on a timely basis.  If that happens, investors are likely to lose their entire investment.

Engaging consultants is a highly discretionary decision by clients. As such, we are impacted more quickly by economic conditions and perceptions of economic trends than many other types of businesses. If the economy is weak, companies may be unwilling or unable to undertake significant amounts of consulting work. If corporate demand for our services is weak, we may be unable to obtain profitable engagements.

7.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders as corporate resources may be expended for the benefit of officers and directors.

Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of FSI. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that in the opinion of the SEC, this type of indemnification arising under federal securities is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether  indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

8.

Currently there is no public market for our securities, and there can be no assurances that any public market will ever develop  now that our common stock will be quoted for trading, the price is likely to be subject to significant fluctuations.

There has never been any established trading market for our common stock, and there is currently no public market whatsoever for our securities.  We cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of FSI and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in our securities.

9.

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.

All of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period (at least one year) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who is not an officer, director or control person) after the restricted securities have been held by the owner for a period of two years.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

10.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions which will result in a lack of liquidity and make trading difficult or impossible.

Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by the NASD. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

SEC Rule 15g-9 (as most recently amended and effective September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

11.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws which prohibit trading absent compliance with individual state laws.

These restrictions may make it difficult or impossible to sell shares in those states.

There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.  See also “Plan of Distribution-State Securities-Blue Sky Laws.”

12.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over FSI.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $ .001 per share.

The specific terms of the preferred stock have not been determined, including:

•

designations;

•

preferences;

•

conversions rights;

•

cumulative, relative;

•

participating; and

•

optional or other rights, including:

o

voting rights;

o

qualifications;

o

limitations; or

o

restrictions of the preferred stock

Our board of directors is entitled to authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, with no further authorization by security holders required for the issuance thereof.

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of FSI or make removal of management more difficult. As a result, the board of directors' ability to issue preferred stock may discourage the potential hostility of an acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

13.

There are significant potential conflicts of interest relating to our president who is involved with other business activities. If he devotes efforts to other business interests or if he refers prospective business opportunities to other business entities, we may be unable to obtain sufficient engagements to generate the cash needed to meet our obligations. If that happens, investors are likely to lose their entire investment.

None of our key personnel (currently limited to our president) is required to commit full time to our affairs and, accordingly, conflicts of interest in allocating management time among various business activities and opportunities may arise. In the course of his other business activities, our president may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which he is affiliated.  As such, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  See also subheading to Directors, Executive Officers, Promoters and Control Persons entitled “Possible Potential Conflicts”

14.

The ability of our president to control our business may limit minority shareholders’ ability to influence corporate affairs because he has a sufficient number of shares to control every vote which permits him to implement programs that may benefit him and not benefit minority shareholders.

At June 30, 2006, our president beneficially owned approximately 90.98% of our outstanding common stock assuming sale of all of his shares being registered. Because of his beneficial stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and all other business decisions. The minority shareholders would have no way of overriding decisions made by our president. The level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

15.

Substantially all of our revenue is derived from a very limited number of clients. The loss of a major client would result in us being unable to generate sufficient cash to meet our obligations. If that happens, investors are likely to lose their entire investment

Substantially all of our revenues for the past two years were derived from two clients. We anticipate that we will rely on one or a small number of engagements and clients for the indefinite future. There is no assurance that these clients will provide us with sufficient levels of revenue to generate profits or even to sustain operations or that, in the event that we lose our relationship with these clients, that the revenue lost could be replaced.

16.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002 because we may be unable to establish and maintain an effective System of internal controls. This failure could adversely impact the quality of financial reporting and also could reduce the demand for and price of our shares if a public trading market ever develops.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending June 30, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

17.

If you purchase shares, you may be unable to resell those shares for the same or higher price. Because of the uncertainties, you may be unable to sell the shares at any price.

There is currently no public market for our shares. Because of these factors, purchasers of our shares may be unable to resell those shares for the same or higher price. Because of the uncertainties, you may be unable to sell the shares at any price.

18.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market as a result of Sarbanes-Oxley require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted all of these measures. Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. Without an independent audit committee, our directors, neither of whom is independent, will effectively determine their own compensation levels and employments terms. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations. We intend to comply with all corporate governance measures relating to director independence as required.

19.

Mr. Patti, our president and chief financial officer, has no meaningful accounting or financial reporting education or experience and accordingly our ability to timely meet Exchange Act reporting requirements is dependent to a degree upon others.

Mr. Patti, our president who holds six executive positions with us, including chief financial officer and principal accounting officer, has no meaningful accounting or financial reporting education or experience. He is heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market which may develop in the future involves a high degree of risk.

Item 7 -- FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page 27.

Item 8 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 8A -- CONTROLS AND PROCEDURES

Mr. Cosimo J. Patti currently serves as our chief executive officer and our chief financial officer (the "Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for us.  He has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Form 10-KSB is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B -- OTHER INFORMATION

None

PART III

Item 9 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our management consists of:

Name	Age	Title
Cosimo J. Patti	54	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman
Gerald Wisz	54	Director

Cosimo J. Patti – founded us in 1999 and has served as our president since that time. From 1980 to 1995 he held various senior executive positions at Lehman Brothers. From 1996 to 1998 he was director of strategic cross border business for Cedel Bank in New York. In July 2004, he became a director of American Oriental Bioengineering, Inc. (Trading Symbol – AOBO), a public company located in the United States and China. Mr. Patti is a graduate of Brooklyn College.

Gerald Wisz – became a director in 2004. He has been the principal executive officer for GW Communications, a privately-held company specializing in media relations and research, since 2000. He was Director of Investor Relations Communications for SS&C Technologies, Inc. from 1998-1999. He holds a bachelors degree from William Paterson College and a masters degree from Duquesne University. GW Communications has been the principal consulting firm that teamed with FSI in 2003 and 2004.

Possible Potential Conflicts

None of our key personnel (currently limited to our president) is required to commit full time to our affairs and, accordingly, conflicts of interest in allocating management time among various business activities may arise. In the course of his other business activities, our president may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which he is affiliated.  As such, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our "key employee" and president, Cosimo J. Patti, owns (as of June 30, 2006) approximately 91% of our issued and outstanding common shares. Additionally, Mr. Patti becomes involved in other business venture from time-to-time. As a result of these relationships and the stated business purposes of the companies, certain potential conflicts of interest are likely to arise with regard to Mr. Patti’s business activities.

In an effort to resolve such potential conflicts of interest we have been entered into a written agreement with Mr. Patti containing the following provisions:

•

any business opportunities that he may become aware of independently or directly through his association with us  would be presented by him solely to us (and to no one else unless rejected by us);

•

any business opportunities disclosed to him by the management of other ventures with which he is or becomes involved would not be presented by him to us(unless and until rejected by such other entities); and

•

any business opportunities disclosed to him by us would not be presented to management of other ventures with which he is or becomes involved (unless ultimately rejected by us).

In the event that the same business opportunity is presented to Mr. Patti by both us and the management of other ventures with which he is or becomes involved, Mr. Patti shall only render his services to the entity that first disclosed such business opportunity to him. Additionally, Mr. Patti is not required to locate any potential business opportunities for us.

A copy of the Agreement is included as Exhibit 10.4 to the registration statement to which this prospectus is a part.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the FSI board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by FSI for any accountable expenses incurred in attending directors' meetings provided that FSI has the resources to pay these fees.  FSI will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 10 -- Executive Compensation

No executive officer or director has received compensation of $100,000 or more during the years ended June 30, 2006 or 2005. We currently have no formal written salary arrangement with our president or our director, Gerald Wisz. Mr. Wisz has received no compensation from us during the two years ended June 30, 2006.

Long Term Compensation
		Annual Compensation			Awards		Payouts
					Restricted	Securities
	Year			Other	Stock	Underlying	LTIP
Name and	Ended		Bonus	Annual	Award(s)	Options/	Payouts	All Other
Principal Position	June 30	Salary ($)	($)	Compensation ($)	($)	SARs (#)	($)	Compensation ($)

Cosimo J. Patti	2006	$ 50,265	-	-	-	-	-	-
President	2005	$ 38,435	-	-	-	-	-	-

ITEM 11 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 30, 2006, we had 10,000,000 shares of common stock outstanding which are held by 44 shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of June 30, 2006; of all directors and executive officers of FSI; and of our directors and officers as a group.

Name and Address of Beneficial Owner [1]	Number of Shares Beneficially Owned [2]	Percent of Class
Cosimo J. Patti	9,137,500	91.38
Gerald Wisz	195,000	1.95

Officers and Directors as a group ( 2 members)	9,332,500	93.33

1. The address for each person is 85 Livingston Avenue, Suite 3, Roseland, NJ 07068.

2. Unless otherwise indicated, FSI believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised. Mr. Patti’s shares include 25,000 shares owned by his son and 15,000 shares owned by his wife, Karen Patti. Mr. Wisz’s shares include 45,000 shares owned by his wife and children.  These shares are included in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children.

Delaware Anti-Takeover Law

We will be subject to the provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. This section prohibits, subject to exceptions, publicly- traded Delaware corporations from engaging in a business combination, which includes a merger or sale of more than 10% of the corporation's assets, with any interested stockholder. An interested stockholder is generally defined as a person who, with its affiliates and associates, owns or, within three years before the time of determination of interested stockholder status, owned 15% or more of a corporation's outstanding voting securities. This prohibition does not apply if:

•

the transaction is approved by the board of directors before the time the interested stockholder attained that status;

•

upon the closing of the transaction that resulted in the stockholder becoming an interest stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the start of the transaction; or

•

at or after the time the stockholder became an interested stockholder, the business combination is approved by the board and authorized at an annual or special meeting of stockholders by at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

A Delaware corporation may opt out of this provision with an express provision in its original certificate of incorporation or an express provision in its certificate of incorporation or bylaws resulting from an amendment approved by at least a majority of the outstanding voting shares. However, we have not opted out of this provision. This provision of the Delaware General Corporation Law could prohibit or delay a merger or other takeover or change-in-control attempts and may discourage attempts to acquire us.

Shareholder Matters

As a Delaware corporation, we are subject to the Delaware Revised Statutes ("DRS" or "Delaware law"). Certain provisions of Delaware law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Dissenters' Rights. Among the rights granted under Delaware law which might be considered as material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Delaware Revised Statutes ("DRS") 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Delaware law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

•

listed on a national securities exchange,

•

included in the national market system by the National Association of Securities Dealers, or

•

held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation (our certificate of incorporation does not so provide) or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights. Delaware law also specifies that shareholders are to have the right to inspect company records. This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of our outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of:

•

the articles of incorporation, and all amendments thereto,

•

bylaws and all amendments thereto; and

•

a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively.

In lieu of the stock ledger or duplicate stock ledger, Delaware law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Item 12 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently operate out of office space located at 85 Livingston Avenue, Roseland, NJ 07068 provided to us by our president which serves as our principal address. Our president incurs no incremental costs as a result of our use of the office space.  Accordingly, the office space is provided at no cost to us, and there is no written lease agreement

The sole promoter of FSI is our president, Cosimo J. Patti.

The amounts due from Mr. Patti at June 30, 2006 ($69,538) are interest-free and have no specified repayment terms. The amount due to Mr. Patti ($2,888) at June 30, 2006 is interest-free and has no specified repayment terms.

Our President is a director of American Oriental Bioengineering, Inc., a Chinese company whose shares trade in the United States. Engagements with American Oriental Bioengineering, Inc. constituted 90.2% of our revenue during the year ended June 30, 2006.

Item 13 -- EXHIBITS

31.1	CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer and Chief Financial Officer
32.1	CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 – Chief Executive Officer and Chief Financial Officer

Item 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Most & Company, LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the year ended June 30, 2006, the fees for our principal accountant were $7,300 for auditing fees and the review of our Registration Statement on Form SB-2. No fees were paid in 2005.

Audit-Related Fees

During the years ended June 30, 2006 and 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the years ended December 31, 2006 and 2005, our principal accountant did not render tax services.

All Other Fees

During the years ended December 31, 2006 and 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

*********

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Cosimo J. Patti

Cosimo J. Patti

Title: President and Chief Financial Officer

Date:

July 24, 2006

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Technology Integration Group, Inc.

Roseland, NJ

We have audited the accompanying balance sheet of Technology Integration Group, Inc., as of June 30, 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Integration Group, Inc., as of June 30, 2006 and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

                                                                                                     /s/Most & Company, LLP

                                                                                                         Most & Company, LLP

New York, NY

July 21, 2006

TECHNOLOGY INTEGRATION GROUP, INC.

Balance Sheet

June 30, 2006

ASSETS

CURRENT ASSETS:
Cash	$44,607

EQUIPMENT
Office equipment	7,835
Accumulated depreciation	(6,502)
Net	1,333

Other assets	2,600

TOTAL ASSETS	$48,540

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued expenses	$23,500
Due to stockholder/officer	2,888
Total Current Liabilities	26,388

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 1,000,000 shares authorized, none issued	-
Common stock, par value $0.001 per share; 24,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	76,903
Retained earnings	4,787
Total	91,690
Less - loan receivable from stockholder/officer	(69,538)
Total Stockholders’ Equity	22,152

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,540

See notes to financial statements.

TECHNOLOGY INTEGRATION GROUP, INC.

Statements of Operations

For the Years Ended June 30, 2006 and 2005

		2006		2005

Consulting Revenue		$153,441		$20,265
Commission Revenue		16,640		117,180
Total Revenue		170,081		137,445

Operating Expenses		144,323		149,052

Income (Loss) Before Income Taxes		25,758		(11,607)

Expense (Benefit) for Income Taxes		5,500		(2,000)

Net Income (Loss)		$20,258		$(9,607)

Basic income (loss) per share	$	*	$	*

Basic weighted average number of common shares outstanding		9,480,753		9,097,500

              *Less than $.01, per share.

See notes to financial statements.

TECHNOLOGY INTEGRATION GROUP, INC.

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Loan receivable from Officer/ Shareholder	Total
	Number	Amount

Balance, July 1, 2005	9,097,500	$ 9,097	$ 76,903	$ (5,864)	$ (67,438)	$ 12,698

Increase in loan receivable stockholder/officer	-	-	-	-	(2,100)	(2,100)

Net loss	-	-	-	(9,607)	-	(9,607)

Balance, June 30, 2005	9,097,500	9,097	76,903	(15,471)	(69,538)	991

Proceeds from the sale of common stock	902,500	903	-	-	-	903

Net income	-	-	-	20,258	-	20,258

Balance, June 30, 2006	10,000,000	$10,000	$ 76,903	$ 4,787	$ (69,538)	$ 22,152

See notes to financial statements.

TECHNOLOGY INTEGRATION GROUP, INC.

Statements of Cash Flows

For the Years Ended June 30, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,258	$(9,607)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	900	446
Changes in assets and liabilities:
Refund receivable	2,000	(2,000)
Increase in other assets	-	(2,600)
Increase (decrease) in accrued expenses	23,500	(8,514)
Net Cash Provided by (Used in) Operating Activities	46,658	(22,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,679)
Increase in loan receivable stockholder/officer	-	(2,100)
Net Cash Used in Investing Activities	-	(4,779)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	903	-
Increase (decrease) in due from stockholder/officer	(5,212)	8,100
Net Cash Provided by (Used in) Financing Activities	(4,309)	8,100

INCREASE (DECREASE) IN CASH	42,349	(18,954)

CASH AT BEGINNING OF YEAR	2,258	21,212
CASH AT END OF YEAR	$44,607	$2,258

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash paid for income taxes	$ 900	$ 10,276

See notes to financial statements.

TECHNOLOGY INTEGRATION GROUP, INC.

Notes to the Financial Statements

NOTE 1 -

ORGANIZATION

Technology Integration Group, Inc. (the ”Company”) was incorporated under the laws of the State of New York on February 3, 1999 and reincorporated in Delaware on December 2, 2005.  It operates as FSI Advisors d/b/a.

The Company provides and refers to others marketing, communications and technical integration consulting to small and medium sized businesses. A significant portion of the work done by it is subcontracted out to independent consultants and groups.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

b.  Net Income (Loss) Per Common Share

Basic net income (loss) per common share has been calculated by dividing the net income (loss) for the year by the basic weighted average number of shares outstanding during the year.

 c.  Impact Of New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s annual report for the year ended June 30, 2008, it will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of its internal control over financial reporting; and

•

that its independent accounting firm has issued an attestation report on management’s assessment of its internal control over financial reporting, which report is also required to be filed

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

d.   Revenue Recognition

Revenue is recorded when an arrangement exists, the sales price is fixed or determinable and collection is reasonably assured. The Company recognizes revenue on consulting contracts when work has been performed and the project completed satisfactorily. Fees received from commissions are recognized when earned.

NOTE 3 - STOCKHOLDERS’ EQUITY

On December 2, 2005, the Company sold 902,500 shares for $903 in cash.

Stock Option Plan

On December 2, 2005, the Board of Directors approved and with subsequent stockholder approval, the Company adopted its 2005 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants, attorneys and advisors to the Company and its subsidiaries if any with additional incentives by increasing their ownership interest in the Company.

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion; (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately.  Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might  increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the Non-Statutory Stock Options (“NSO”) price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan.  Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

No options have been issued under the Plan.

NOTE 4- CONCENTRATION OF RISK

The Company had two clients which accounted for substantially all of its revenue for the years ended June 30, 2006 and 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company’s President is a director of a client with revenues of 90.22% and 15% for 2006 and 2005, respectively.

Loans receivable stockholder/officer is interest-free and has no specified repayment terms and has been classified as a reduction of stockholders’ equity in accordance with guidance in Staff Accounting Bulletin Topic 4:G.

Due to a stockholder/officer is interest-free and has no specified repayment terms.

The Company currently operates out of office space provided by its officer.

NOTE 6 – INCOME TAXES

For the year ended June 30, 2006 and 2005, income tax were as follows:

	2006	2005
Federal income tax expense (benefit)	$(3,800)	$1,500
State income tax expense (benefit)	(1,700)	500
	$(5,500)	$2,000

For the years ended June 30, 2006 and 2005, the following is a reconciliation of the statutory Federal income tax rate to the income tax expense (benefit) reported on the statement of operations:

	2006	2005
Expected Federal income tax expense (benefit)	$(8,500)	$(3,800)
State income tax expense (benefit)	500	100
Effect of Federal tax rates on lower taxable income	2,500	1,900
	$(5,500)	$(2,000)