Form 10QSB
period 2006-09-30
ODYNE CORP
filed 2006-11-20
CIK 1346377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2006

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission  file number 333-130768

ODYNE CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	13-4050047
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

89 Cabot Court, Suite L Hauppauge, NY 11788 (Address of principal executive offices)

(631) 750-1010
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:18,000,000 shares of Common Stock, as of October 17, 2006.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

EXPLANATORY NOTE

UNLESS SPECIFICALLY NOTED OTHERWISE, THE INFORMATION AND DISCUSSIONS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB REFLECT THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF TECHNOLOGY INTEGRATION GROUP, INC.  (“TECHNOLOGY”) FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.  ON OCTOBER 17, 2006 TECHNOLOGY COMPLETED A REVERSE MERGER WITH ODYNE CORPORATION (“ODYNE”), AS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K FILED WITH THE COMMISSION ON OCTOBER 18 AND 23, 2006, AS AMENDED BY OUR CURRENT REPORTS ON FORM 8-K FILED WITH THE COMMISSION ON OCTOBER 24, 2006 AND OCTOBER 31, 2006.  SUCH REPORTS ALSO INCLUDE DESCRIPTIONS OF OUR BUSINESS AND OUR RECENT PRIVATE PLACEMENT, FOR WHICH A CLOSING WAS HELD ON OCTOBER 17, 2006, THE CLOSING DATE OF THE REVERSE MERGER.  WE SOLD 3,033 UNITS, CONSISTING OF SHARES OF OUR SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANTS TO PURCHASE COMMON STOCK, FOR GROSS PROCEEDS OF $3,033,000.  SINCE AS A RESULT OF THE REVERSE MERGER OUR FISCAL YEAR END HAS CHANGED FROM JUNE 30 TO DECEMBER 31, WE WILL FILE AN ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDING DECEMBER 31, 2006 RELATING TO ODYNE’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT.

ODYNE CORPORATION

 (Formerly Technology Integration Group, Inc.)

ODYNE CORPORATION

(Formerly Technology Integration Group, Inc.)

Balance Sheet

September 30, 2006

(Unaudited)

ASSETS

EQUIPMENT
Office equipment	$7,835
Accumulated depreciation	(6,727)
Net	1,108

OTHER ASSETS	2,600

TOTAL ASSETS	$3,708

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued expenses	$28,500
Due to shareholder/officer	2,888
Total Current Liabilities	31,388

STOCKHOLDERS’ DEFICIT:
Preferred stock - $0.001 par value; authorized, 1,000,000 shares; no shares issued or outstanding	-
Common stock - $0.001 par value; authorized 95,000,000 shares; 93,831,270 shares issued and outstanding	10,000
Additional paid-in capital	76,903
Accumulated deficit	(45,045)
Total	41,858
Less - Loan receivable from shareholder/officer	(69,538)
Total Stockholders’ Deficit	(27,680)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,708

See notes to financial statements.

ODYNE CORPORATION

(Formerly Technology Integration Group, Inc.)

Statements of Operations

For the Three Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005

Revenue	-	$ 9,786

Operating Expenses	$ 49,832	18,210

Net Loss	$ (49,832)	$ (8,424)

Basic and diluted income (loss) per share	$ *	$ *

Basic and diluted weighted average number of common shares outstanding	93,831,270	86,426,250

See notes to financial statements.

            * Less than $(.01)

ODYNE CORPORATION

(Formerly Technology Integration Group, Inc.)

Statements of Cash Flows

For the Three Months Ended September 30, 2006 and 2005

 (Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (49,832)	$ (8,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	225	-
Changes in assets and liabilities:
Increase in other assets	-	(2,600)
Change in net operating assets	5,000	(7,070)
Net Cash Used in Operating Activities	(44,607)	(23,790)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to shareholder/officer		(6,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from shareholder/officer		8,600
Cash provided from financing activities		8,600

DECREASE IN CASH	(44,607)	(21,190)

CASH AT BEGINNING OF PERIOD	44,607	21,212
CASH AT END OF PERIOD	$ -	$ 22

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$ -	$ 680

See notes to financial statements.

ODYNE CORPORATION

(Formerly Technology Integration Group, Inc.)

Notes to Financial Statements

 (Unaudited)

1.

Organization and Operations

Odyne Corporation, (formally Technology Integration Group, Inc.) (Company) was incorporated under the laws of the State of New York on February 3, 1999 and reincorporated in Delaware on December 2, 2005.  It operates as FSI Advisors d/b/a.

The Company provides and refers to others marketing, communications and technical integration consulting to small and medium sized businesses. A significant portion of the work done by it is subcontracted out to independent consultants and groups.

2.

Summary of Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission for Form 10-QSB.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included.  Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Form 10-KSB dated June 30, 2006.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.

Stock Split

On July 11, 2006, the board of directors and holders of a majority of our outstanding shares of common stock approved: (i) an increase in the number of our authorized shares of common stock from 24,000,000 shares to 95,000,000 shares (the “Share Increase”), and (ii) a 9.5-for-1 stock split of the outstanding shares of our common stock.  Prior to the stock split, 123,026 of our outstanding shares of common stock were cancelled. As a result of the stock split, the number of our outstanding shares of common stock was increased from 9,876,974 shares to 93,831,270 shares of common stock.

All share and per share amounts have been retroactively restated for the stock split.

4.

Subsequent Events

Merger

On October 17, 2006 the Company acquired all of the outstanding common stock of Odyne Corporation, a New York corporation, in exchange for 12,000,000 shares of its common stock.

Odyne is a clean technology company that develops and manufactures Plug-in Hybrid Electric Vehicle propulsion systems for medium and heavy duty trucks and buses by integrating its proprietary electric power conversion, electric power control and energy storage systems with a range of off-the-shelf components including electric motors and storage batteries.

In connection with the merger, the Company reacquired 87,831,270 shares of common stock of the Company in exchange for an aggregate of $600.

The Company plans to continue the operations of Odyne and discontinue its marketing, communications and integration consulting business.

Subsequent to the acquisition, the former shareholders of Odyne will own approximately 54% of the outstanding shares of the Company's common stock. As a result of the ownership interests of the former shareholders of Odyne, for financial statement reporting purposes, the acquisition will be accounted for as a reverse acquisition, with Odyne deemed the accounting acquirer and the Company deemed the accounting acquiree.

Private Placement

Also in connection with the merger, the Company closed a private placement of 3,033 units in exchange for gross proceeds of $3,033,000, including the conversion of the bridge financing of $250,000. Each unit consisted of one share of series A convertible preferred stock, $.001. par value, and a detachable warrant to purchase shares of common stock of the Company. Each share of series A convertible preferred stock is initially convertible into 1,334 shares of common stock. Each warrant is exercisable to purchase 667 shares of common stock of the Company at $1, per share, through October 16, 2010.

The placement agents received $109,828 in cash, and warrants to purchase 323,682 shares of common stock and $79,000 of units in cancellation of a fee.

Employment Agreements

In connection with the merger, the Company assumed four employment agreements, effective September 1, 2006 with officers of the Company. Two agreements are for one year and two are for three years and all provide for initial annual salaries of $140,000 each, 5% annual increases thereafter, bonuses and stock options.

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

Operations

We have had very limited financial resources and had not established a source of equity or financing. During the three months ended September 30, 2006 we realized a net loss of $44,607.

In October 2006, we acquired Odyne Corporation (See notes to the financial statements), which will be our continuing business and have discontinued our existing business.

Liquidity

As of September 30, 2006, we had no cash and current liabilities of $31,388.

In October 2006, in connection with the merger of Odyne Corporation, we closed a private placement providing us with gross proceeds of $3,033,000.

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

Income taxes - We account for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  We will then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if sufficient taxable income is not generated in future periods.  To the extent we determine the need to establish a valuation allowance or increase such allowance in a period; we must include an expense within the tax provision in the accompanying statement of operations.  The management of the corporation will periodically estimate the probable tax obligations of the corporation using historical experience in tax jurisdictions and informed judgments.  There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which the corporation transacts business.  The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to or further interpretations of regulations.  If such changes take place, there is a risk that the tax rate may increase or decrease in any period.

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

In connection with the merger, the Company closed a private placement of 3,033 units in exchange for gross proceeds of $3,033,000, including the conversion of the bridge financing of $250,000. Each unit consisted of one share of series A convertible preferred stock, $.001. par value, and a detachable warrant to purchase shares of common stock of the Company. Each share of series A convertible preferred stock is initially convertible into 1,334 shares of common stock. Each warrant is exercisable to purchase 667 shares of common stock of the Company at $1, per share, through October 16, 2010.

The placement agents received $109,828 in cash, and warrants to purchase 323,682 shares of common stock and $79,000 of units in cancellation of a fee.

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

            On July 11, 2006, the board of directors and holders of a majority of our outstanding shares of common stock approved: (i) an increase in the number of our authorized shares of common stock from 24,000,000 shares to 95,000,000 shares (the “Share Increase”), and (ii) a 9.5-for-1 stock split of the outstanding shares of our common stock.  Prior to the stock split, 123,026 of our outstanding shares of common stock were cancelled. As a result of the stock split, the number of our outstanding shares of common stock was increased from 9,876,974 shares to 93,831,270 shares of common stock.

On October 17, 2006 the Company acquired all of the outstanding common stock of Odyne Corporation, a New York corporation, in exchange for 12,000,000 shares of its common stock.

Odyne is a clean technology company that develops and manufactures Plug-in Hybrid Electric Vehicle propulsion systems for medium and heavy duty trucks and buses by integrating its proprietary electric power conversion, electric power control and energy storage systems with a range of off-the-shelf components including electric motors and storage batteries.

In connection with the merger, the Company reacquired 87,831,270 shares of common stock of the Company in exchange for an aggregate of $600.

The Company plans to continue the operations of Odyne and discontinue its marketing, communications and integration consulting business.

Subsequent to the acquisition, the former shareholders of Odyne will own approximately 54% of the outstanding shares of the Company's common stock. As a result of the ownership interests of the former shareholders of Odyne, for financial statement reporting purposes, the acquisition will be accounted for as a reverse acquisition, with Odyne deemed the accounting acquirer and the Company deemed the accounting acquiree.

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer
31.2	Section 302 Certification Of Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 –Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Odyne Corporation

By: s/Joshua A. Hauser

      Joshua A. Hauser, President

November 20, 2006