Form 10KSB
period 2006-12-31
ODYNE CORP
filed 2007-04-13
CIK 1346377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 20006

Commission File No.:  333-130768

ODYNE CORPORATION

(Name of small business issuer in its charter)

Delaware	13-4050047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

89 Cabot Court, Suite L Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

(631) 750-1010

(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

______________

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
☒ Yes     ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒.

The issuer's revenues for its fiscal year ended December 31, 2006, were $242,945.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer was approximately $24,413,080, based on the closing price of $1.76 per share on March 15, 2007, as quoted by the OTC Bulletin Board.

As of April 11, 2007, 18,567,418 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐      No ☒.

Documents Incorporated by Reference: None.

ODYNE CORPORATION

2006 FORM 10-KSB ANNUAL REPORT

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Odyne Corporation was originally formed as a Subchapter S Corporation in the State of New York on August 3, 2001. We design, develop, manufacture and install Plug-in Hybrid Electric Vehicle propulsion systems for medium and heavy duty trucks and buses using our proprietary technology.

Pursuant to an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), Technology Integration Group, Inc. (“TIG”), through a newly-formed acquisition subsidiary, acquired all of our outstanding common stock on October 17, 2006. TIG, in exchange for our common stock issued 12,000,000 of its common stock directly to our stockholders (the “Share Exchange Transaction”). Following the Share Exchange Transaction, the existing stockholders of TIG retained 6,000,000 shares of the TIG’s outstanding common stock and our stockholders became the majority owners of TIG.

Prior the Share Exchange Transaction, TIG was a publicly-traded corporation with nominal operations. TIG, immediately following the Share Exchange Transaction, changed its name to Odyne Corporation and continued to carry on the operations our company. The Share Exchange Transaction has been accounted for as a reverse merger and recapitalization transaction in which the original Odyne is deemed to be the accounting acquirer.

Overview

Odyne Corporation is a clean technology company that develops and manufactures propulsion systems for advanced Plug-in Hybrid Electric Vehicles for medium and heavy-duty trucks and buses by integrating its proprietary electric power conversion, electric power control and energy storage systems with a range of off-the-shelf components including electric motors and storage batteries. Our Plug-in Hybrid Electric Vehicle systems are series configuration hybrids that offer customers significant advantages when compared to the more familiar parallel architecture found in hybrid passenger cars. Our environmentally friendly and cost-effective Plug-in Hybrid Electric Vehicle systems allow vehicles to operate at lower costs and with lower vehicle emissions.

Alternatively Fueled Vehicles

General

We compete in the alternatively fueled vehicles market. Alternatively fueled vehicles include various types of vehicles that utilize electric and hybrid electric technology, hydrogen fuel cell technology, compressed natural gas, biodiesel, ethanol, propane and liquefied natural gas, or a combination of these technologies and fuels. There are more than 1.5 million on-road alternatively fueled vehicles of all vehicle classes in use in the United States today, growing 9.3% per year since 1995. There are approximately 113,000 medium and heavy-duty alternatively fueled trucks and buses in use in the United States as compared to approximately 1.1 million conventional trucks and buses in these classes. Each year in the United States, an estimated 100,000 new medium and heavy-duty trucks and buses are sold, each with an estimated average life of 10 years.

Electric and Hybrid Electric Vehicles

Electric vehicles and hybrid electric vehicles have emerged as a revolutionary solution for improved fuel efficiency and reduced vehicle emissions. Electric vehicles operate solely on electric power. Hybrid electric vehicles are capable of operating on both electricity and a conventional or alternative power source.

Plug-in Hybrid Electric Vehicles

Plug-in Hybrid Electric Vehicles are powered both by battery power and a conventional or alternative fuel source and with power taken from a power grid. This reduces the amount of alternative fuel required to operate a Plug-in Hybrid Electric Vehicle when compared to a hybrid electric vehicle. Our technology can be deployed in electric vehicles, hybrid electric vehicles and Plug-in Hybrid Electric Vehicles. Any vehicle, whether it operates on diesel, gasoline or an alternative fuel source, can be made a Plug-in Hybrid Electric Vehicle. Plug-in Hybrid Electric Vehicles are therefore known as being fuel agnostic. A Plug-in Hybrid Electric Vehicle consumes less fuel, requires less maintenance and typically has a longer lifespan than conventional gas-powered vehicles.

We estimate the addressable market for our Plug-in Hybrid Electric Vehicle systems in newly-manufactured vehicles, which excludes vehicles that may be retrofitted with our Plug-in Hybrid Electric Vehicle systems, to be approximately $1.8 billion per year. This assumes modest growth in the number of medium and heavy-duty trucks and buses and 50% adoption of hybrid electric power at an estimated cost of $25,000 to $30,000 per vehicle; this cost target will not be achieved without substantial unit volume production of hybrid power trains Several factors are driving accelerating demand in this market: (i) economic and political instability in many of the world’s largest oil producing countries placing increasing pressures on fuel costs, (ii) attempts to reduce the United States’ dependence on foreign oil by displacing imported petroleum with electricity generated from domestic fuels and (iii) increasingly stringent emissions standards. In addition, initiatives by the federal government, including the Energy Policy Act of 2005 and the Clean Efficient Automobiles Resulting from Advanced Technologies Act of 2003 support the development and use of clean technologies. Hybrid electric propulsion offers a highly attractive, affordable and user-friendly solution.

Odyne’s Value Proposition

Our Plug-in Hybrid Electric Vehicle solution offers several advantages to stand-alone alternatively fueled vehicles and vehicles powered by conventional internal combustion engines, including lower vehicle emissions and lower operating costs through greater fuel efficiency and lower maintenance costs. Our Plug-in Hybrid Electric Vehicle system integrates off-the-shelf products, advanced control systems and our modular, build-to-order propulsion system. This combination allows our Plug-in Hybrid Electric Vehicle system to be competitively priced while retaining the flexibility to build to customer specifications and enabling later modifications to extend the life of a vehicle and meet evolving customer needs.

Our Plug-in Hybrid Electric Vehicle system is designed with a larger battery storage device, which allows for a smaller, less expensive engine in the auxiliary power unit. The engine in the Odyne Plug-in Hybrid Electric Vehicle system operates at a fixed rpm (revolutions per minute), enhancing vehicle efficiency and minimizing engine wear. In addition, our series hybrid propulsion system architecture enables operation in “all-electric” mode for a range of 30 to 50 miles between recharging, as well as in a conventional hybrid electric mode where operating ranges can be significantly higher, but vary based on the size of the fuel tank. The Plug-in Hybrid Electric Vehicle can be recharged overnight by plugging into a high-capacity 220-volt electrical outlet.

To protect the value of our Plug-in Hybrid Electric Vehicle system, we have filed patent applications to cover our vehicular battery carriers and cooling systems, vehicle monitoring and control systems, battery management systems and vehicle charging system.

Business and Growth Strategy

We have developed a Plug-in Hybrid Electric Vehicle propulsion system for Class 6, 7 and 8 trucks and buses that encompasses proprietary battery and thermal management technology, unique system architecture and modular/scalable configuration. Current and prospective customers for our Plug-in Hybrid Electric Vehicle system include municipalities and private fleet operators.

We delivered our first two commercial, heavy-duty vehicles during the first quarter of 2007. Our third and fourth vehicles, a 24-passenger Champion Defender Bus, and a Crane refuse vehicle will be delivered during the second quarter of 2007. The bus has been sold to the Town of North Hempstead, New York for use in its senior transportation system; the Crane refuse vehicle belongs to the Town of Hempstead, New York. In addition, funding has been approved for several other Plug-in Hybrid Electric Vehicle projects, including seven refuse trucks that will be built for the Towns of Hempstead and Oyster Bay, New York.

We have developed strategic relationships and strategic partnerships to further our development and manufacturing of Plug-in Hybrid Electric Vehicle systems for medium and heavy-duty vehicles. Long Island Power Authority, the electric utility serving southeastern New York, has agreed to work with us to promote our Plug-in Hybrid Electric Vehicle technology and to collaborate with us on product demonstrations. ElDorado National, a subsidiary of Thor Industries, Inc., has agreed to supply bus gliders and bodies for the Odyne/LIPA demonstration program and future projects. General Electric supplies induction traction drive motors to us and has worked with us to select induction motors that can meet a range of requirements. Bosch Rexroth provides auxiliary power unit induction alternators to us. EnerSys supplies the lead-acid batteries used in constructing our Plug-in Hybrid Electric Vehicle system. We are also a founding member (and the only founding member company that is not a public utility company) in the Plug-In Partners National Campaign (www.pluginpartners.org), a national grass-roots campaign created to demonstrate the existing market for flexible-fuel Plug-in Hybrid Electric Vehicles. Plug-In Partners members include 24 of the nation's largest locally-owned and controlled power systems.

Our growth strategy is to continue to develop our Plug-in Hybrid Electric Vehicle propulsion systems tailored for use with medium and heavy-duty trucks and buses while jointly manufacturing and selling plug-in hybrid electric buses and trucks with original equipment manufacturers of bus and truck bodies, including ground-up builds and modifications of existing vehicles. We intend to expand our product offerings to include a range of auxiliary power units that work with a variety of fuels, electric drive motors, electric motor controllers, battery chargers and energy storage batteries. As the market for Plug-in Hybrid Electric Vehicles expands and we expand our product offerings, we intend to sell Plug-in Hybrid Electric Vehicle power system components to medium and heavy-duty vehicle fleet manufacturers that sell their vehicles directly to fleet owners.

We are a Delaware corporation, incorporated under the laws of New York in 1999 and re-incorporated under the laws of Delaware in 2005, that conducts all of our operations through our wholly-owned subsidiary, Odyne Corporation. Odyne Corporation, incorporated in the State of New York in 2001, is a clean technology company that develops and manufactures Plug-in Hybrid Electric Vehicle propulsion systems for medium- and heavy-duty trucks and buses. We are located at 89 Cabot Court, Suite L, Hauppauge, New York 11788. Our telephone number is 631 750 1010; our web site is www.odyne.com.

Industry Background and Trends

Overview

The United States faces major challenges in meeting the ever-increasing demand for transportation goods and services while striving to minimize adverse energy, environmental and economic impacts. More efficient vehicles are imperative to meeting these challenges.

New emissions standards are forcing current diesel engine and vehicle manufacturers to consider complete engine redesigns that utilize alternative transportation fuels. New legislation, coupled with rising fuel and labor costs, resulted in the accelerated development of the alternative fuel industry. The alternative fuel industry can be segmented by fuel type, application and vehicle class, as shown in the diagram below.

Alternative Transportation Fuel Industry Segmentation

Alternative Transportation Fuels	Applications	Vehicles
Liquefied petroleum gas Compressed natural gas Alcohols in blends containing at least 85% alcohol Hydrogen Electricity 100% biodiesel	Alternatively fueled vehicle suppliers Alternative transportation fuel suppliers Alternatively fueled vehicle technologies and components	Automobiles Vans & minivans Light-duty trucks Medium-duty trucks Heavy-duty trucks Buses Other

We compete in the alternatively fueled vehicles market. Alternatively fueled vehicles include various types of vehicles that utilize electric and hybrid electric technology, hydrogen fuel cell technology, compressed natural gas, biodiesel, ethanol, propane and liquefied natural gas, or a combination of these technologies and fuels. According to publicly available industry sources, there are more than 1,500,000 on-road alternatively fueled vehicles in use in the United States today. There are approximately 113,000 medium and heavy-duty alternatively fueled trucks and buses in use in the United States as compared to our estimate of approximately 1,100,000 conventional trucks and buses in these classes. Each year in the United States, based on a U.S. government report on vehicle registrations, an estimated 100,000 new medium and heavy-duty trucks and buses are sold, each with an estimated average life of ten years.

Electric and Hybrid Electric Vehicles

Electric vehicles and hybrid electric vehicles, or HEVs, have emerged as an appealing solution for improved fuel efficiency and reduced vehicle emissions. Electric vehicles operate solely on electric power. Hybrid electric vehicles are capable of operating on both electricity and a conventional or alternative power source, such as diesel fuel. According to estimates of the Energy Information Administration of the U.S. Department of Energy, automakers will sell approximately 1.1 million hybrid electric vehicles in 2015.

Plug-in Hybrid Electric Vehicles

Plug-in Hybrid Electric Vehicles, or PHEVs, are powered both by battery power and a conventional or alternative fuel source and with power taken from a power grid. Any vehicle, whether it operates on diesel, gasoline or an alternative fuel source, can be made a PHEV. PHEVs are therefore known as being fuel agnostic. By “hybridizing” a vehicle, the fuel efficiency of that vehicle is improved. By requiring less fuel to perform the same tasks, operating costs and environmental emissions are reduced. Moreover, a PHEV vehicle requires less maintenance and typically has a longer lifespan than conventional gas-powered vehicles.

Several factors are driving accelerating demand in the alternatively fueled vehicle market: (i) economic and political instability in many of the world’s largest oil producing countries placing increasing pressures on fuel costs, (ii) attempts to reduce the United States’ dependence on foreign oil by displacing imported petroleum with electricity generated from domestic fuels and (iii) increasingly stringent emissions standards. In addition, initiatives by the United States federal government, including the Energy Policy Act of 2005 and the Clean Efficient Automobiles Resulting from Advanced Technologies Act (“CLEAR”) of 2003, support the development and use of clean technologies. Hybrid electric propulsion offers a highly attractive, affordable and user-friendly solution.

The propulsion system of a conventional vehicle consists of an internal combustion engine, a transmission and a differential that delivers power to the drive wheels. The drive wheels may be the front wheels, the rear wheels or both. The transmission changes the ratio of the revolutions per minute, or rpm, of the internal combustion engine to the rpm of the drive wheels in order to operate the internal combustion engine at its most efficient operating rpm. The internal combustion engine must be sized to be able to meet peak power requirements; the peak power requirement is considerably higher than the average power requirement. We design hybrid propulsion systems for medium-duty and heavy-duty trucks and buses where the peak power requirements are four to five times higher than the average power requirements.

The engine configuration and the braking system differentiate a PHEV propulsion system from conventional propulsion systems. In a PHEV propulsion system, the internal combustion engine operates in conjunction with an electric energy storage system and an electric motor to deliver power to the drive wheels. As such, the engine in the auxiliary power unit, which is the primary power source of the PHEV, is sized to provide only the average power requirement. Peak power requirements are provided through the electric motor from the stored electric energy system. The internal combustion engine recharges the energy storage system during low power driving periods. Low power driving periods include both idling and relatively constant speed highway driving.

The energy storage system also receives power from a PHEV’s braking system. The braking system of a conventional vehicle relies on friction between the brake elements to convert kinetic energy of the vehicle to heat, which then dissipates into the air and is wasted. The braking system in a PHEV operates the same as a conventional vehicle, but the electronics in a PHEV convert much of the kinetic energy back into electric power that is then stored for future use. This concept is called regenerative breaking.

In most of the currently available HEVs, the internal combustion engine is the only source of power. In our PHEV configuration, the operator is able to supplement power from the internal combustion engine with electric power from a power grid by periodically plugging the vehicle in during times that it is not in use. This “Plug-in HEV” capability allows the use of electric power that is considerably less expensive than diesel fuel per mile.

In the United States today, much of the vehicular fuel, gasoline or diesel oil is imported. Most electricity is generated from domestic fuels. Thus, supplementing the diesel fuel with “Plug-in HEV” electric power contributes to national energy independence.

The table compiled by us below outlines the key differences in major drive system components between a conventional internal combustion engine system and a series PHEV system.

Comparison of Major Drive System Components

Component	Internal Combustion Engine Drive System	PHEV Drive System
Internal Combustion Engine	Yes	No
Auxiliary Power Unit	No	Yes
Electric Drive Motor	No	Yes
Electric Motor Controller	No	Yes
Transmission	Yes	No
Battery Charger	No	Yes
Starter System	Yes	No (included in auxiliary power unit)
Energy Storage Battery	No	Yes
Control Network	No	Yes

PHEV Advantages

We believe hybrid propulsion lowers the operating costs of vehicles because of:

Greater Fuel Efficiency/Lower Emissions. PHEVs are more fuel efficient than conventional internal combustion engine vehicles, as well as any stand-alone alternatively fueled vehicle. The auxiliary power unit provides average power only and the peak requirements, which are substantially higher than the average, are provided through the electric motor from the stored electric system. The result is that a PHEV uses less fuel with lower vehicle emissions. Improvements in fuel efficiency and vehicle emissions will vary based on the application; however, we estimate that when the power system in a typical transit bus application is changed from conventional diesel to HEV, fuel consumption and vehicle emissions will be reduced 30% to 50%.

PHEVs enhance the efficiency of internal combustion engines regardless of the type of fuel used, which we believe makes them more advantageous than other alternatively fueled vehicles without a hybrid system. A PHEV system can be coupled with an engine operating on gasoline, diesel fuel or any alternative fuel. For fleet operators who have already adopted some form of alternatively fueled vehicle, we believe a hybrid electric system will further enhance the fuel efficiency of that alternatively fueled vehicle and lower its operating costs.

Moreover, the fuel efficiency of a PHEV can be further enhanced by recharging the energy storage battery from utility power when the vehicle is not in operation, thereby substituting power from an electric grid for fuel and reducing the overall fuel consumption of the vehicle.

Less Maintenance. We believe a PHEV has lower operating costs, and requires less maintenance than a conventional vehicle. Any HEV, whether it has a series or parallel architecture, requires less brake maintenance due to regenerative braking. When the brakes are applied in a conventional vehicle, the kinetic energy of the vehicle is converted to thermal energy (heat) as the temperature of the brake pads is raised. This wasted energy raises the operating temperature of the brakes, accelerating their wear-out and increasing the associated maintenance costs. In a PHEV, much of the kinetic energy of the vehicle is converted back into electricity and stored in the energy storage battery. This saves both brake maintenance and fuel. We believe that the more braking there is in the particular application, the greater the potential savings. Further, in a series PHEV, there is no transmission, thus saving the costs to maintain and service this component in a conventional vehicle.

The Odyne Solution

Our PHEV solution offers the advantages of a typical hybrid propulsion system, including lower vehicle emissions and lower operating costs through greater fuel efficiency and lower maintenance requirements. Our system provides additional benefits that are not achieved with the use of other hybrid electric bus and truck propulsion systems.

•
Lower costs. Our system is designed with a larger battery storage device, which allows for a smaller auxiliary power unit engine that is less expensive. Also, the engine in our PHEV operates at a fixed rpm, which enhances the vehicle’s efficiency and resiliency.

•
Electric-only operation. We use a series hybrid propulsion system architecture, which enables operation in electric-only mode as well as in hybrid-electric mode. Operating in electric-only mode lowers vehicle emissions further and enables operation in compliance with a “zero emission” standard where mandated or desirable.

•
Plug-in capability. The “Plug-in HEV” capability of our system allows operators to use grid electric power as a supplement to the normal vehicle fuel. Grid electric power is significantly less expensive per mile than diesel fuel and is primarily generated from domestic fuels.

We integrate off-the-shelf products, advanced control systems and our modular, build-to-order propulsion system to build our PHEV system. Our modular configuration can be optimized and modified to meet a customer’s changing needs over time. This modular configuration utilizes off-the-shelf components (such as electric motors, batteries, bus bodies, and chassis), proprietary technologies and components procured through strategic alliances. Accordingly, our PHEV system can be:

•	optimized to meet specific customer requirements,

•	easily modified as requirements change to extend the life of the vehicle,

•	rapidly serviced because individual components can be swapped out,

•	highly scalable because the same components work with all types of engines, regardless of their fuel source, and

•	flexibly configured to maximize energy storage and power production with the smallest number of components.

The table compiled by us below illustrates the annual estimated cost savings in operating an Odyne PHEV transit bus as compared to a conventional diesel powered transit bus.

Comparison of Annual Operating Cost (1)

	Internal Combustion Engine Drive System	Odyne PHEV Drive System
Fuel Cost	$20,000	$ 10,000
Electricity Cost	—	$ 2,500
Maintenance	$ 4,500	$ 2,000
Total	$24,500	$14,500

(1)
Assumes (i) 30,000 miles per year of usage, (ii) average fuel efficiency of 3 mpg for a conventional bus, (iii) $2.00/gallon average cost for diesel fuel, (iv) $0.10/kw-hr off-peak electric power cost and (v) operating on Long Island, NY.

The long-term projected cost to the vehicle manufacturers of the components used in a conventional drive system and a PHEV system (excluding the energy storage battery) are approximately equal. For a typical medium-duty or heavy-duty vehicle, the cost to the end user for the energy storage battery is estimated to be $12,000 including labor. The expected life of the battery in the northeastern United States is three to four years, but will be lower in areas with consistently hotter climates. We estimate that a fleet operator can recover the added purchase cost of the PHEV system in two years or less.

Business and Growth Strategy

Products

We provide a hybrid propulsion system consisting of a control area network, appropriate driver interface controls and a selection of other major components.

Odyne PHEV Components

Our PHEV System

We have replaced both the internal combustion engine and transmission with a long-life, comparably powered, off-the-shelf electric motor. Locomotives and subways are currently propelled by electric motors. Electric motors can provide the speed, power and reliability to support the continuous duty required for the demanding vehicular applications found in trucks and buses. The diagram below illustrates our series hybrid propulsion system configuration.

Odyne’s Series PHEV Propulsion System Configuration
(Heavy-Duty PHEV)

The battery and engine/generator combine to provide power to the electric motor via a traction drive, which also inverts DC to AC as it regulates the power and speed of the electric motor. We utilize off-the-shelf AC induction electric motors due to their efficiency, cost-effectiveness and reliability. We design and manufacture traction drives for AC motors of up to 500 horsepower, as well as all of the battery charging, monitoring and auxiliary power unit power electronics.

Series Architecture

HEVs are currently designed with either series or parallel architectures. A series system configuration is better suited to operate in an “all-electric-mode” and/or “hybrid-mode” and, as a result, better suited for operation in urban and suburban environments. Parallel hybrid technology is successfully being deployed in smaller passenger vehicles and heavy-duty vehicles (such as long-haul buses and trucks) where a larger percentage of travel may be highway driving.

In a series device, there is no direct connection between the internal combustion engine and the drive wheels. The internal combustion engine drives a generator-charger system to keep the energy storage system charged to the appropriate levels. The electric motor is connected directly to the rear wheels through the differential. There is no transmission. In a parallel system, the internal combustion engine is connected through a transmission to the drive wheels. The internal combustion engine also drives a generator-charger to maintain the energy storage system. The electric motor is also connected to the drive wheels through a parallel transmission.

Comparison of HEV Architecture

	Series Architecture	Parallel Architecture
Capacity of Electric Motor	Peak Drive Requirement	Lower
Transmission	None	Complex
Internal combustion engine rpm	Fixed	Variable
All-Electric Operation	Yes	No

We have developed a series hybrid propulsion system architecture that enables a vehicle to operate in electric-only mode or in hybrid-electric mode. In addition, the series architecture coupled with the larger battery reduces the size of the engine required and eliminates the need for a transmission. This, in turn, further reduces the maintenance costs of the PHEV.

Modular Configuration

Our propulsion system consists of both proprietary Odyne designed and manufactured modules, and commercial off-the-shelf products. The ability to “mix and match” these components allows a system to be optimized for a particular driving profile and to be modified to meet a customer’s changing needs over time. In addition, the component/modular configuration allows for scalable manufacturing and purchasing of components to achieve attractive gross margins. The table compiled by us below indicates the current mix of proprietary and off-the-shelf components. Most of the off-the-shelf components are available from multiple sources.

Power System Components

Module	Proprietary (P), Off-the-Shelf (OTS)
Internal Combustion Engine	OTS
Generator	OTS
Auxiliary Power Unit	P (Combination of Internal Combustion Engine and Generator)
Electric Drive Motor	OTS
Drive Motor Controller	P
Battery Charger	P
Batteries	OTS
Battery Trays	P
Battery Environmental Controls	P
Controlled Area Network Software	P

Fuel Agnostic

Our configurable and scalable propulsion system products are available for a variety of heavy-duty bus and truck fleet operations in either all-electric configurations producing zero emissions, or in hybrid-electric configurations with very low emissions. During the vehicle’s usable life, the fleet operator can reconfigure the vehicle to all-electric or hybrid operation at any time. Since our hybrid propulsion system is fuel agnostic, Odyne-powered hybrid vehicles are able to use any fuel by simply selecting the appropriate generator module.

Growth Strategy

Our growth strategy is to continue to develop our PHEV propulsion system tailored for use with medium and heavy-duty trucks and buses while jointly manufacturing and selling PHEV buses and trucks with original equipment manufacturers of bus and truck bodies. We spent approximately $755,429 in 2006 and $442,993 in 2005 on research and development activities. Our projects are expected to include ground-up builds and modifications of existing vehicles. We intend to expand our product offerings to include auxiliary power units that work with a variety of fuels, electric drive motors, electric motor controllers, battery chargers and energy storage batteries. We then intend to manufacture and sell our PHEV system components to vehicle manufacturers that will subsequently sell the vehicles to fleet owners.

Strategic Partnerships and Strategic Relationships

We have developed strategic relationships and strategic partnerships to further the development and manufacturing of our PHEV system for medium- and heavy-duty vehicles.

Long Island Power Authority. Long Island Power Authority, the electric utility serving southeastern New York, has agreed to work with us to promote our PHEV technology and to collaborate with us on product demonstrations. Long Island Power Authority has a history of vehicle demonstrations programs, which involves the loan of vehicles to various private and public organizations and companies for the purpose of having a typical operator evaluate and validate electric vehicle and PHEV technology, and to familiarize users with the practical applications of electric vehicles. Long Island Power Authority is currently in discussions with Long Island Bus/Metropolitan Transportation Authority (MTA) to provide it with an Odyne-equipped PHEV transit bus, which will be demonstrated on the streets of Nassau County on a daily basis in regular service.

Through the Electric Power Research Institute, Long Island Power Authority is participating in the Global Grid Connected Vehicle Project, as well as a variety of other electric vehicle programs. In addition, Long Island Power Authority has played an important role by supporting the Ford TH!NK Program in the Long Island counties of Suffolk and Nassau. Long Island Power Authority is a founding member of the Plug-In Partners National Campaign.

ElDorado National. ElDorado National, a subsidiary of Thor Industries, Inc., has verbally agreed to supply bus gliders and bodies for a Long Island Power Authority/Odyne pre-production demonstration program and future projects. After the successful demonstration of our PHEV hybrid bus, we intend to develop a long-term relationship with ElDorado, initially for the supply of bus gliders and bodies by ElDorado to us and subsequently for the purchase of our propulsion components by ElDorado for its continued/ongoing bus production.

General Electric. General Electric supplies us with AC induction traction drive motors. General Electric has worked with us to select induction motors that can meet the requirements of a range of vehicles in a wide variety of applications and terrain. The motors selected by us and General Electric have extensive use in industrial and traction applications worldwide.

Bosch Rexroth Corporation. Bosch supplies us with generators and motors that are used in a range of vehicles that are currently being deployed. In 2007, we entered into an agreement with Bosch Rexroth providing for the purchase of certain motors from them at a price to be maintained for one year. In addition, the agreement provides for engineering and marketing cooperation.

Plug-In Partners National Campaign. We are a founding member (and the only founding member that is not a public utility company) in the Plug-In Partners National Campaign (www.pluginpartners.org), a national grass-roots campaign created to demonstrate the existing market for flexible-fuel PHEVs. Plug-In Partners includes 24 of the nation's largest locally-owned and controlled power systems.

New York State Energy Research and Development Authority. The New York State Energy Research and Development Authority is a public benefit corporation created in 1975 by the New York State Legislature. Approximately 400 New York State Energy Research and Development Authority research projects help the State of New York’s businesses and municipalities with their energy and environmental problems. Since 1990, New York State Energy Research and Development Authority has successfully developed and brought into use more than 170 innovative, energy-efficient and environmentally beneficial products, processes and services. We have received funding to offset some of its research and development costs incurred in the development of a PHEV propulsion system for a mid-size bus. We intend to continue to work with New York State Energy Research and Development Authority to further develop and refine our technology.

EnerSys. EnerSys currently supplies a majority of the advanced lead-acid batteries used in constructing our PHEV system.

Nassau Suffolk Truck. We entered into a sales and marketing agreement with Nassau Suffolk Truck, a leading regional medium and heavy duty truck fleet services firm, located in Hauppauge, New York. Under the terms of the agreement, Nassau Suffolk Truck will be responsible for selling and installing Odyne’s Plug-In Hybrid systems into existing vehicles, as well as providing after-sales service. Nassau Suffolk Truck’s customers include municipalities, corporations and private companies throughout the New York tri-state area. Nassau Suffolk Truck will have exclusive coverage in New York City, Long Island, six counties in upstate New York, Connecticut and New Jersey.

Sales and Marketing

Sales

We delivered our first two commercial, heavy-duty vehicles during the first quarter of 2007. Our third and fourth vehicles, a 24-passenger Champion Defender Bus, and a Crane refuse vehicle will be delivered during the second quarter of 2007. The bus has been sold to the Town of North Hempstead, New York for use in its senior transportation system; the Crane refuse vehicle belongs to the Town of Hempstead, New York. In addition, funding has been approved for several other Plug-in Hybrid Electric Vehicle projects, including seven refuse trucks that will be built for the Towns of Hempstead and Oyster Bay, New York. We are currently in discussions with several large municipalities and fleet operators for the purchase of vehicles and component systems based on our PHEV technology, although no assurance can be given that such discussions will result in sales.

Marketing

There is currently demand from municipal fleet managers for fuel-efficient HEVs. However, based on initial demand and corresponding production costs, PHEVs are likely to cost almost twice the amount of conventional vehicles. As a result, to induce municipal fleet managers and other potential PHEV purchasers to convert to PHEVs, the U.S. government has created funding programs that provide purchasers with incentives to cover 80% of the incremental costs associated with the procurement of PHEVs.

We are implementing a two-step sales and marketing strategy for our PHEV systems. First, we plan to directly target municipal fleet owners for the sale of PHEV trucks and buses, which will be developed in conjunction with strategic partners. Longer-term, however, we plan to focus on becoming a leading provider of PHEV power system components to medium and heavy-duty truck and bus original equipment manufacturers.

The long-term sales strategy for the power system components will be to sell PHEV propulsion kits that consist of Odyne designed and manufactured components and standard components manufactured by others directly to vehicle manufacturers and integrators. The components manufactured by others include storage batteries, electric drive motors and the engine and generator in the auxiliary power unit. Our components and software will be matched to these external components and the vehicle driving profile to achieve optimum performance.

Sales efforts will be focused on two areas. First, our management will interface with fleet managers, both municipal and private, to increase their awareness of the benefits and availability of our PHEV technology. These efforts will be focused in the Northeast, because that is where our offices are located, and California, because of the state’s aggressive posture toward environmental issues.

Second, we will use direct sales resources as well as vehicle power train distributors to sell original equipment manufacturer PHEV power trains to vehicle manufacturers and up-fitters. Resources will be required to fund the application support, sales personnel, advertising and documentation required for our sales initiative.

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors' products.  To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws.  It is our policy to require employees and consultants to execute confidentiality agreements and invention assignment agreements upon the commencement of their relationship with us.  These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

We have filed four utility patent applications with the U.S. Patent and Trademark Office related to our technology. The patents have not yet been reviewed by the U.S. Patent and Trademark Office.  There is no guarantee that such patents will issue from the U.S. Patent and Trademark Office.

Competition

We are targeting our product development for use in Class 6, 7 and 8 medium- and heavy-duty trucks and buses. Competition in the hybrid power sector remains somewhat fragmented, with three different classes of competitors participating in this space: vehicle manufacturers, component suppliers and systems companies. Nonetheless, competition has increased recently, and we expect this trend to continue as the demand for these products increases. We are a systems company offering a full range of components required for hybrid-electric vehicles. We believe we are the only company offering PHEV technology within our target market. Below is a brief summary of some of the other companies active in the industry.

Several vehicle manufactures have announced their intention to produce new HEV passenger cars and light trucks including Toyota, Honda, Ford, Daimler Chrysler and General Motors. Most of these producers are focusing on the automotive retail market and the broader passenger vehicle platforms that it includes. Some of these producers, including Daimler Chrysler and General Motors, are also large vehicle manufacturers and are focusing on heavy-duty transit bus applications. Most vehicle manufacturers are not in direct competition with our PHEV technology.

Eaton Corporation is a component supplier that appears to be aiming at higher unit volume, lighter-duty applications such as Federal Express and United Parcel Service delivery vehicles, and public utility company fleets. Eaton has recently been selected to provide power systems for two buses to be built by Beiqi Foton AUV Bus Company for use in China. Eaton is a diversified industrial manufacturer with 2005 sales of approximately $11.1 billion. Allison Transmissions, a major manufacturer of automatic transmissions, is developing an electric engine assist module that would replace the automatic transmission in a bus or heavy-duty truck. BAE has developed a hybrid electric propulsion system for large vehicles such as city transit buses, and military and commercial fleets.

A number of smaller companies also operate in this market. Some of these companies, more exclusively focused on this market, have developed broader product lines, but as yet have not achieved deep market penetration. Azure Dynamics Inc. is a Canadian public company that is targeting smaller vehicles such as Purolator delivery vans and London taxis. Azure also focuses on specific powertrain applications for commercial and military vehicle fleets. ISE Research Corporation is a private California company that provides electric and hybrid-electric systems incorporating many Siemens (itself a competitor in this market) components for use in heavy-duty bus and truck applications. Enova Systems Inc. is a U.S. public company that is targeting a wide range of applications from small commercial vehicles to Singapore railroads. Enova is developing electric powertrain components in cooperation with the Hyundai Heavy Industry Division and focuses on electric, hybrid and fuel cell powered drive systems and related sub-systems and component integration. Additionally, some companies, such as DRS Technologies, Inc., currently focus exclusively on military vehicles.

To date, we have not experienced significant competition when submitting proposals within the PHEV marketplace. Moreover, we are distinct in our approach of offering original equipment manufacturers a comprehensive series hybrid system comprised of energy storage, control/power electronics, electric motors and generators and advanced control algorithms. Due to significant use of commercial off-the-shelf components, which keeps costs competitive and provides a wide range of flexibility in application and format, our PHEV systems have potential applications for a wide range of bus or truck manufacturers, up-fitters and specialty vehicle producers.

Government Regulation

The Environmental Protection Agency and California Air Research Board currently regulate the emissions of heavy-duty vehicles such as trucks and buses having a gross vehicle weight between 8,500 pounds and 33,000 pounds under Environmental Protection Agency regulations, and 14,000 pounds and 33,000 pounds under the California Air Research Board. These vehicles fall within Classes 6, 7 and 8.

The emissions of these vehicles are determined by testing the engine under Transient Federal Test Procedure via an engine dynamometer test cycle and the Supplemental Emissions Test, which simulates steady state or highway driving. This differs from the methodology used to certify passenger vehicles. Passenger vehicles are tested and certified for emission compliance whereas heavy-duty vehicle engines are certified for compliance.

The overall allowable emission levels decreased each year over the ten-year period starting in 1988. From 1998 to present (and going into 2010), emissions reductions have been mandated to further reduce airborne pollutants by lowering the allowable limits for specific by-products, measuring new pollutants (not measured before) and by regulating and eventually outlawing the sulfur in diesel fuel.

A very challenging component of the new emissions standards starting in 2007 is the drastic reduction (75% less in some cases) of nitrogen oxide, non-methane hydrocarbons and particulate matter. New engine “add-on” technology such as particulate traps, fuel filters and computerized fuel injection control have been created in an attempt to meet the mandates, but more work is required. To meet the stringent 2007 standards completely, vehicle and engine manufacturers are rethinking their current engine and propulsion technology. Major (and expensive) redesigns of diesel engine technology, the abandonment of diesel for gasoline and the use of advanced propulsion systems all represent potential alternatives to meeting the new standards.

Employees

As of February 26, 2007, we employed 17 full-time employees and 3 part-time employees.

Organizational History

Reverse Merger and Recapitalization. On October 17, 2006, we completed a “reverse merger” transaction, in which we caused PHEV Acquisition Corp., a New York corporation and our newly-created, wholly-owned subsidiary (“Merger Sub”), to be merged with and into Odyne Corporation, a New York corporation (“Odyne,” or the “Company”). As a result of the merger, Odyne became our wholly-owned subsidiary, with Odyne’s former shareholders acquiring a majority of the outstanding shares of our common stock. The reverse merger was consummated under New York law and pursuant to an Agreement of Merger and Plan of Reorganization, dated October 17, 2006 (the “Merger Agreement”), as discussed below. A copy of the Merger Agreement was included as an exhibit to our Current Report on Form 8-K, dated October 17, 2006, which was filed with the U.S. Securities and Exchange Commission on October 18, 2006. Concurrently with the closing of the merger, we also completed a private placement to accredited investors, and received gross proceeds of $3,033,000 (including the issuance of 304 units in exchange for our convertible debentures that we issued in a previous bridge loan financing transaction and 79 units issued in exchange for a release of certain trade accounts payable balances) at the closing of the private placement. In subsequent closings, additional proceeds were received raising the total amount to $5,750,000.

Merger Agreement. Pursuant to the Merger Agreement, at closing, we issued 12,000,000 shares of our common stock to the former shareholders of Odyne, representing 46.7% of our outstanding common stock following the merger and private placement, in exchange for 100% of the outstanding shares of Odyne common stock.

The shares of our common stock issued to former holders of Odyne common stock in connection with the merger, and the shares of our series A convertible preferred stock and warrants to purchase common stock issued in the private placement, were not registered under the Securities Act of 1933 in reliance upon the exemption from registration provided by Section 4(2) of that Act and Regulation D promulgated under that section, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares contain a legend stating the same.

In connection with the merger, we repurchased a total of 87,831,270 shares of our common stock owned by Cosimo J. Patti and Gerald Wisz for aggregate consideration of $100 and then cancelled those shares at the closing of the merger. Giving effect to the cancellation of these stockholders’ shares, there were 6,000,000 shares of our common stock outstanding before giving effect to the stock issuances in the merger and private placement. The 6,000,000 shares constitute our “public float” prior to the merger.

Under Delaware law, we did not need the approval of our stockholders to complete the merger, as the constituent corporations in the merger were Merger Sub and Odyne, each of which is or was a New York corporation. We were not a constituent corporation in the merger. The merger and its related transactions were approved by the holders of a requisite number of shares of Odyne common stock by written consent in lieu of a meeting on October 12, 2006.

Expansion of Board of Directors; Management. In connection with the merger, we amended our by-laws to increase the size of our board of directors to five members.

Pursuant to the Merger Agreement, at the closing of the merger, Roger M. Slotkin and Joshua A. Hauser, former directors of Odyne, as well as independent directors Bruce E. Humenik, Stanley W. Struble and S. Charles Tabak, were appointed to our board of directors. In connection with the appointment of these five directors, at the closing of the merger, Cosimo J. Patti and Gerald Wisz, the directors of Technology Integration Group prior to the merger, resigned as directors. At the closing of the merger, the board of directors appointed Mr. Slotkin as Chief Executive Officer, Mr. Hauser as President and Chief Operating Officer, Joseph M. Ambrosio as Executive Vice President - Engineering and Chief Technology Officer, and Konstantinos Sfakianos as Executive Vice President - Operations, each of whom served in a similar position with Odyne. In addition, Daniel Bartley was appointed to be our Chief Financial Officer.

Following the closing of the merger and private placement, the board approved the grant of stock options to purchase a total of 505,000 shares of our common stock, including initial grants of stock options to purchase 50,000 shares of common stock to each of the independent directors, Messrs. Humenik, Struble and Tabak, for serving on the board of directors. The board also approved the grant of stock options to purchase 150,000 shares of our common stock to Mr. Bartley for serving as our Chief Financial Officer. All of the foregoing stock options vest in three equal increments on each of October 17, 2008, 2009 and 2010.

Accounting Treatment; Change of Control. The merger is being accounted for as a reverse merger and recapitalization since the shareholders of Odyne own a majority of the outstanding shares of our common stock immediately following the merger. Odyne is deemed to be the accounting acquirer in the merger and, consequently the transaction is treated as a recapitalization of Odyne NY. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Odyne and will be recorded at the historical cost basis of Odyne. Except as described in the previous paragraphs, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of our company. Further, as a result of the issuance of the 12,000,000 shares of our common stock in the merger, and cancellation of other shares, a change in control of our company occurred on the date of the consummation of the merger. We will continue to be a “small business issuer,” as defined under the Securities Exchange Act of 1934, following the merger.

Private Placement. In connection with the merger, we completed the closing of a private placement of a total of 5,750 units, each unit consisting of one share of our series A convertible preferred stock, par value $.001 per share, and a detachable, transferable warrant to purchase shares of common stock, at a purchase price of $1,000 per unit, to purchasers that qualified as accredited investors, as defined in Regulation D, pursuant to the terms of a Confidential Private Placement Memorandum dated July 27, 2006, as supplemented by the First Supplement thereto dated October 6, 2006. Each share of series A convertible preferred stock is initially convertible into 1,334 shares of common stock at any time. Each warrant entitles the holder to purchase 667 shares of common stock at an exercise price of $1.00 per share through October 16, 2010, subject to redemption provisions based on the trading price of our common stock.

Lock-Up Agreements. In connection with the private placement, former Odyne shareholders who now hold in the aggregate 12,000,000 shares of our common stock, entered into “lock-up” agreements with us. The lock-up agreements provide that their shares may not be, directly or indirectly, publicly sold, subject to a contract for sale or otherwise transferred for a period of 12 months after the closing of the merger. After 12 months from the merger closing date, and at three-month intervals thereafter, the stockholders will be permitted to sell 12.5% of their initial holdings for each three-month period, provided that our common stock maintains a minimum trailing 30-day average trading price of $2.50 per share or more. After 24 months from the merger closing date, and at three-month intervals thereafter, the stockholders will each be permitted to sell up to 12.5% of their initial holdings per three-month period, regardless of the trading price. All lock-up provisions expire 36 months from the merger closing date.

Registration Rights. In connection with the private placement, we agreed with investors in the private placement to use our commercially reasonable best efforts to file a shelf registration statement with the U.S. Securities and Exchange Commission covering the resale of all shares of common stock underlying the series A convertible preferred stock and warrants issued in connection with the private placement within 180 days after the closing of the private placement. We are obligated to maintain the effectiveness of the registration statement from its effective date through and until 12 months after the effective date. We also agreed to use our best efforts to have the registration statement declared effective by the SEC as soon as possible and to respond to any SEC comments within 20 business days after receiving comments. In the event the registration statement is not filed with the SEC on or prior to the 180th day after the closing of the private placement or in the event that we do not respond to SEC comments within 20 days after receiving the comments, the total number of shares of series A convertible preferred stock subscribed to in the private placement and covered by the registration statement for each named selling stockholder will be increased by 2% per month for each month (or portion thereof) that the registration statement is not filed, provided that the aggregate increase may not exceed 20%.

ITEM 1A. RISK FACTORS.

Risks Related to Our Business and Industry

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting beginning in the year ended December 31, 2007. In addition, the company's independent registered accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending December 31, 2008. We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, is still reasonably uncertain. We expect that we may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We can not guarantee that we will be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

We are still in an early stage of development and have earned limited revenues to date.

We are an early-stage company. Since our inception, we have engaged primarily in research and product development, testing, the establishment of strategic alliances and marketing. Our products are at various stages in the development cycle. We have earned limited revenues to date and have supported our operations primarily through cash flow from product sales, engineering services, development grants and cost-sharing programs and debt and private equity investment. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses and delays frequently encountered in connection with a new business and the development of new products and new technology.

We have a limited operating history, which limits the information available to you to evaluate our business, and have a history of operating losses and uncertain future profitability.

We were formed in August 2001 and have generated $1,465,842 in revenue, including research and development grants, from inception through December 31, 2006, while incurring an operating loss of $ 3,162,220 during that period. There is limited operating and financial information to evaluate our historical performance and our future prospects. We face the risks and difficulties of an early-stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks or that our efforts will generate significant revenue or achieve future profitability. The failure to do so would have an adverse effect on our business, financial condition and operating results.

We have no experience manufacturing our products on a large-scale commercial basis and may be unable to do so.

To date, we have focused primarily on research, development and low volume manufacturing and have no experience manufacturing our products on a large-scale commercial basis. We delivered our first two Plug-in Hybrid Electric Vehicles in the first quarter of 2007. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities could have an adverse effect on our business, financial condition and results of operations. Even if we are successful in developing our manufacturing capabilities and processes, we do not know whether we will do so in time to meet the requirements of our customers.

Because hybrid technology is new and evolving, its future growth or ultimate market size is difficult to predict. Our business will not grow or may grow less rapidly if the use of hybrid technology does not continue to grow.

Our industry is in the early stages of market acceptance of products and related services and is subject to rapid and significant technological change. Because of the new and evolving nature of hybrid technology, it is difficult to predict the size of the market, the rate at which the market for our products and services will grow or be accepted, if at all, or whether emerging technologies will render our services less competitive or obsolete. If the market for our products and services fails to develop or grows less rapidly than anticipated, our business would be significantly impacted.

If our products and services do not achieve market acceptance, we may not achieve our revenue and earnings goals in the time projected, or at all.

If we are unable to operate our business as contemplated by our business model or if the assumptions underlying our business model prove to be unfounded, we could fail to achieve our revenue and earnings goals within the time we have projected, or at all, which would have a detrimental effect on our business. As a result, the value of your investment could be significantly reduced or completely lost.

Failure of our Plug-in Hybrid Electric Vehicle demonstrations could negatively impact demand for our products.

We are currently demonstrating our Plug-in Hybrid Electric Vehicle system. We may encounter problems and delays during these demonstrations for a number of reasons, including the failure of our technology or the technology of third parties. Many of these potential problems and delays are beyond our control. Any problem or perceived problem with our demonstrations could harm our reputation and impair market acceptance of, and demand for, our products.

Our operating results will be harmed if we are unable to manage and sustain our growth.

Our business is unproven on a large scale and actual operating margins may be less than expected. If we are unable to scale capacity efficiently, we may fail to achieve expected operating margins, which would have an adverse effect on our operating results.

Delays in the development of our Plug-in Hybrid Electric Vehicle technology would have a material impact on our commercialization schedule.

If we experience delays in meeting our development goals or if our products exhibit technical defects or fail to meet cost or performance goals, our commercialization schedule will be delayed. In this event, potential users of our Plug-in Hybrid Electric Vehicle system may resort to alternative technologies. Delays could allow our competitors to gain market advantages. Despite our efforts, we cannot assure you that we will meet our commercialization schedule.

We may need to secure additional funding to complete our product development and commercialization plans, as well as maintain our current operating structure, and we may be unable to raise additional capital.

Our cash requirements depend on numerous factors, including the extent of future research and development activities, our ability to commercialize our products and market acceptance of our products. We expect to devote substantial capital resources to further our research and development initiatives, develop a manufacturing infrastructure, develop manufacturing processes and maintain our current operating structure. We also expect to devote substantial capital resources to expand our marketing and sales activities. Additional funds may be required to achieve commercialization of our Plug-in Hybrid Electric Vehicle system. We may be unable to secure additional funding, or funding on acceptable terms, to pursue our commercialization plans. If adequate funds are unavailable to satisfy either short-term or long-term capital requirements, we may be required to limit our operations in a manner inconsistent with our business plan, which could adversely affect operations in future periods.

If we are unable to obtain grants from the federal government to fund current and future projects, we may not be able to fund research and development or production, which could materially harm our operating results.

. We have received non-refundable development funding from various governmental and/or energy related agencies, including Long Island Power Authority, the Electric Power Research Institute, and the Greater Long Island Clean Cities Coalition. In 2006, we received $12,500 from such grants. Several of our current and proposed projects for certain municipalities have been, or are expected to be, funded by such programs. We cannot assure you that we will be able to obtain grants funded by government programs in the future. The loss of existing grants or the failure to earn new grants would harm our ability to fund future research and development and production, which would have an adverse effect on our operating results.

Our products and services may become obsolete if we do not effectively respond to rapid technological change on a timely basis.

Our products and services are new and our business model is evolving. Our products and services depend on the needs of our customers and their desire to utilize hybrid technology. Since the hybrid industry is characterized by evolving technologies, uncertain technology and limited availability of standards, we must respond quickly to new research findings and technological changes affecting our customers. We may not be successful in developing and marketing on a timely and cost-effective basis new or modified products that respond to technological changes, evolving customer requirements and competition.

We may have difficulty managing change in our operations as a result of limited management personnel and resources.

We continue to undergo rapid change in the scope and breadth of our operations as the development of our Plug-in Hybrid Electric Vehicle system advances. Such rapid change is likely to place a significant strain on our senior management team and other resources. We will be required to make significant investments in our engineering, logistics, financial and management information systems and to motivate and effectively manage our employees. Our business, prospects, results of operations and financial condition could be harmed if we encounter difficulties in effectively managing the process of implementing such changes.

If we fail to recruit and retain qualified senior management and other key personnel, we will not be able to execute our business plan.

Our business plan requires us to hire a number of qualified personnel, as well as retain our current key management employees. We must attract leading talent to be able to execute our business strategy. Presently, our senior executive officers are Roger M. Slotkin, Chief Executive Officer, Joshua A. Hauser, President and Chief Operating Officer, Daniel Bartley, Chief Financial Officer, Joseph M. Ambrosio, Executive Vice President - Engineering and Chief Technology Officer, and Konstantinos Sfakianos, our Executive Vice President - Operations. The loss of the services of one or more of our senior executives or our inability to find the additional managers we require for any reason could impair our ability to execute our business plan.

If we fail to protect our intellectual property, our current competitive strengths could be eroded and we could lose customers, market share and revenues.

Our viability will depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products and services from our competitors’ products and services. To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws.

The process of seeking patent, industrial design and trademark protection can be time consuming and expensive. We cannot assure you that patents, industrial design registrations or trademark registrations will issue from currently pending or future applications or any new patents, industrial design registrations or trademark registrations that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us. We cannot assure you that any pending or future patent, industrial design or trademark applications will be granted in respect of our technology and business, or that any pending or future patents, industrial design registrations or trademark registrations will not be challenged, invalidated, ignored, circumvented or otherwise rendered unenforceable, or that the rights granted under such patents, industrial design registrations or trademark registrations will provide meaningful protection or competitive advantages to us.

Similarly, we cannot assure you that common law trademark rights, copyright, trade secret and non-disclosure agreements and other contractual provisions will provide meaningful protection or any commercial advantage to us, or that our existing or future common law trademark rights, copyrights, trade secrets and non-disclosure agreements and other contractual provisions will not be challenged, invalidated, ignored, circumvented or otherwise rendered unenforceable, or that the rights arising under our existing or future common law trademark rights, copyrights, trade secrets and non-disclosure agreements and other contractual provisions will provide meaningful protection or any commercial advantage to us.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products and services or obtain and use information that we regard as proprietary. Unauthorized use of our proprietary technology could harm our business. Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and we cannot assure you that we will be able to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property.

Although we believe that our products and services do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur which could have a material adverse effect on our business.

In the event that products and services we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products and services or obtain a license for the manufacture and/or sale of such products and services. In such event, we cannot assure you that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business. Moreover, we cannot assure you that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. In addition, if our products and services or proposed products and services are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have an adverse effect on our business.

We face competition from other companies developing hybrid technology.

There are other companies in the hybrid electric area developing technologies. The major automotive manufacturers are targeting passenger vehicles and light-duty vehicles and their technology could potentially be applied to medium-duty and heavy-duty commercial vehicles as well. We cannot assure you that our competitors will not be able to duplicate our technology or provide products and services similar to ours more efficiently. Many of the potential competitors in the market are also organizations with access to significant resources that may be applied to research and development of hybrid electric vehicle and PHEV technologies. Other clean vehicle technologies are also progressing and their arrival may change the relative economics of the technology solutions. Although hybrid technology can potentially improve the efficiency of all technologies in the area, we cannot assure you that we will have a role in new technologies that emerge.

Our business plan includes dependence upon products developed by third parties and our inability to successfully integrate our technology with third parties’ products or secure resources from third parties could adversely affect our business.

To be commercially useful, our technology for hybrid electric vehicles and Plug-in Hybrid Electric Vehicles must, to a certain extent, be integrated into products manufactured by third parties. There are no guarantees that third parties will continue to manufacture appropriate products or, if they do manufacture such products, that they, or the customers who purchase such products, will choose to use our technology. Any integration, design, manufacturing or marketing problems encountered by third parties could adversely affect the market for our control systems technology and our financial results.

Our strategy is to effectively utilize the resources that exist in the automotive sector and, accordingly, our internal resources are focused on core product development and related activities. We substantially depend upon third parties for several critical elements of our business plan, including, but not limited to, product and component manufacturing and assembly, technological development and testing. We cannot assure you that such third parties resources will continue to be suitable, available and affordable or in a position to assist us in achieving our objectives. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our Plug-in Hybrid Electric Vehicle system, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure relationships with entities that can develop or supply the required components for our products and provide the required distribution and servicing support.

We use a variety of components in our businesses, and significant shortages or price increases could increase operating costs and adversely affect the competitive position of our products.

The major component requirements for our Plug-in Hybrid Electric Vehicle system include batteries, semiconductors and electric drive motors. We utilize off-the-shelf components for each of our major requirements and are not significantly dependent on any one or a few suppliers. Significant shortages of such components could affect the prices we pay for such components, which could adversely affect our results of operations.

Changes in government policies and regulation, including environmental policies, could affect our business.

To date, the markets targeted by us have been influenced by government regulation, including environmental laws, regulations and policies emerging in various parts of the United States. There can be no guarantee that these laws, regulations and policies will not change. Changes in these laws, regulations and policies could result in decreased interest and demand in our target markets for hybrid electric vehicles and Plug-in Hybrid Electric Vehicles. In addition, we cannot assure you that changes in these laws, regulations and policies or their application will not require further expenditures by us to further develop our technology.

A malfunction of our product could subject us to product liability or tort claims.

A malfunction or the inadequate design of our products could result in product liability or other tort claims. Accidents involving our products could lead to personal injury or physical damage. Any liability for damages resulting from malfunctions could be substantial and could materially adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market's perception of our products. This could result in a decline in demand for our products, which would adversely affect our financial condition and results of operations.

Risks Related to Our Common Stock

Because we became public through a “reverse public offering,” we may not be able to attract the attention of major brokerage firms.

Additional risks are associated with Odyne becoming public through a “reverse public offering.” For example, security analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any public offerings on our behalf in the future.

Our common stock may be considered a “penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be below $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of our stockholders to sell their shares. In addition, since our common stock is currently quoted on the OTC Bulletin Board, our stockholders may find it difficult to obtain accurate quotations of our common stock and may find few buyers to purchase the stock or a lack of market makers to support the stock price.

A significant number of the shares of our common stock are eligible for sale, and their sale could depress the market price of our common stock.

Sales of a significant number of shares of common stock in the public market could harm the market price of our common stock. We issued 12,000,000 shares of common stock in the merger and 12,319,454 shares of common stock (assuming conversion of the series A convertible preferred stock and exercise of the warrants) in the private placement. The shares of common stock issuable upon conversion of the series A convertible preferred stock and exercise of the warrants (including warrants issued to our placement agents) are to be included in a shelf registration statement required to be filed with the SEC. The shares issued in the merger are restricted under federal securities laws and are subject to lock-up agreements that provide for periodic releases of shares following the first anniversary and through the third anniversary of the closing of the merger. Upon their release under the lock-up agreements, these shares will generally be salable under SEC Rule 144. Sales of common stock either pursuant to the shelf registration statement or Rule 144 are likely to have a depressive effect on the market of our common stock.

Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers and directors control in excess of 46% of our voting securities. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

We may engage in additional financing that could lead to dilution of existing investors.

We have relied on equity financing, debt financing and governmental funding to carry on our business to date, which has consisted primarily of internal and customer-related product development, the negotiation of strategic alliances and marketing activities. Any future financings by us may result in substantial dilution of the holdings of existing stockholders and could have a negative impact on the market price of our common stock. Furthermore, we cannot assure you that such future financings will be possible.

We do not anticipate paying dividends in the foreseeable future; you should not buy our stock if you expect dividends.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends on our capital stock in the foreseeable future. You should not buy our stock if you are expecting to receive cash dividends.

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

●  adverse economic conditions,

●  inability to raise sufficient additional capital to operate our business,

●  unexpected costs, lower than expected sales and revenues, and operating defects,

●  adverse results of any legal proceedings,

●  the volatility of our operating results and financial condition,

●  inability to attract or retain qualified senior management personnel, and

●  other specific risks that may be referred to in this report.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See “Risk Factors” for a more detailed discussion of uncertainties and risks that may have an impact on our future results.

We undertake no obligation to publicly update forward-looking statements. You are advised to carefully read the “Risk Factors” set forth above in this report and any further disclosures we make on related in our Form 10-QSB and 8-K reports to the SEC, and our press releases. You should understand that it is not possible to predict or identify all factors that may affect future results. Consequently, you should not consider the “Risk Factors” set forth in Part II of this 2006 Form 10-KSB to be a complete discussion of all potential risks or uncertainties.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently have a lease for approximately 10,000 rentable square feet of office and manufacturing space at our corporate headquarters in Hauppauge, New York. The lease provides for monthly rental payments of approximately $7,000 and increases approximately 3% per year on July 1 of each year. The lease expires in June 2009. We believe our leased space is adequate for us at this time.

ITEM 3.  LEGAL PROCEEDINGS.

No legal proceedings or claims are currently pending or threatened against us or involve us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2006, except for the approval by written consent of the holders of a majority of our outstanding common stock to amend our certificate of incorporation to change our corporate name and to amend our stock option plan (see Item 11, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plan Information) in connection with our reverse merger transaction in October 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY , RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of common stock are quoted and listed for trading on the OTC Bulletin Board under the symbol ODYC.OB. Our symbol prior to the closing of our reverse merger transaction on October 17, 2006, was TING. OB; however, there was no trading of our stock prior to the closing of such transaction.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

Year ended December 31,
Quarter	2006		2005
	High	Low	High	Low
First	—	—	—	—
Second	—	—	—	—
Third	—	—	—	—
Fourth	—	—	—	—
Fourth (October 18 to December 31, 2006)	$2.85	1.60	—	—

For the period from January 1, 2007 to March 16, 2007, the high and low closing prices for our common stock were $2.40 and $1.63, respectively. On March 15, 2007, the closing price of our common stock, as reported by the OTC Bulletin Board, was $1.76 per share.

The market information for the year ended December 31, 2006 begins on October 17, 2006 following the closing date of our reverse merger transaction. Prior to such time, pricing information related only to Technology Integration Group, Inc.

These bid prices represent prices quoted by broker-dealers on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

As of March 13, 2007, there were approximately 48 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

Dividend Policy

We do not expect to pay a dividend on our common stock in the foreseeable future.  The payment of dividends on our common stock is within the discretion of our board of directors, subject to our certificate of incorporation. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities other than as reported in prior reports on Form 10-KSB, 10-QSB or 8-K. In addition, see Item 1, Description of Business - Organizational History, for information concerning our October 2006 reverse merger and concurrent private placement transactions.

We did not repurchase any shares of our common stock in the fourth quarter of 2006, other than in connection with our reverse merger as disclosed under Item 1, Description of Business - Organizational History; Merger Agreement.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We completed a reverse merger transaction on October 17, 2006, in which we caused PHEV Acquisition Corp., a New York corporation and our newly-created, wholly-owned subsidiary, to be merged with and into Odyne Corporation, a New York corporation (Odyne New York). Until the merger, we engaged in the business of providing marketing, communications and technical integration advice to small and medium-sized businesses, which we discontinued following the merger and succeeded to the business of Odyne New York. The directors and management of Odyne New York thereupon became our directors and management. On October 17, 2006, we changed our corporate name from Technology Integration Group Inc. to Odyne Corporation.

Since our future business will be that of Odyne New York only, the information in this Annual Report is that of Odyne New York as if Odyne New York had been the registrant for all the periods presented in this report. Management’s Discussion and Analysis or Plan of Operation presented in this Item 6 and the audited consolidated financial statements presented in Item 7 of this report include those of Odyne New York prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

For accounting purposes, Odyne New York was the acquirer in the reverse merger transaction, and consequently the transaction is treated as a recapitalization of that company. Odyne New York’s financial statements are our historical financial statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included under Item 7 of this report.

Results of Operations - Year Ended December 31, 2006 Compared to December 31, 2005

Net Loss

Our net loss in 2006 was $ 2,009,968 compared to $694,909 in 2005, an increase of $1,315,059.

Revenues

The company engages in two primary sources of revenue generating activities, revenues from fixed-price contracts and revenue from and time and material contracts. Revenues were $242,945 and $285,598 for the years ended December 31, 2006 and 2005, respectively, a decrease of $ $ 42,653 or 14.9%. The decrease resulted from a reduction in revenue from time and materials contracts that was not entirely offset by our increase in fixed-price contract revenue.

Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total cost for each contract. We consider expended cost to be the best available measure of progress on these contracts. Revenues generated from fixed-price contracts amounted to $ 239,519 and $ 46,543 for the years ended December 31, 2006 and December 31, 2005 respectively.

Revenues from time and materials contracts are billed, including profit, as incurred, based on a fixed labor rate plus materials. Revenues generated from time and materials contracts amounted to $ 3,426 and $ 239,055 for the years ended December 31, 2006 and December 31, 2005 respectively.

Cost of Revenues

Cost of revenues on fixed -price contracts includes direct contract costs such as materials, labor, subcontract labor, payroll, payroll taxes, insurance and other sundry direct costs, and indirect contract costs such as travel, supplies, repairs and depreciation. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Cost of revenues from time and materials contracts includes labor and materials.

Cost of revenues for the years ended December 31 2006 and 2005 were $410,213 and $208,186 respectively, an increase of $202,027, or 97%. This increase resulted from a significant shift in our revenue sources from primarily time and materials contracts to primarily fixed-price contracts. This shift resulted in $ 163,465 higher material costs being incurred in connection with our revenue activities.

Research and Development Expense

Research and development expenses were $755,429 and $442,993 for the years ended December 31, 2006 and 2005 respectively, an increase of $312,436, or 70.5%. This increased spending, primarily labor and material cost, was incurred to further develop our PHEV technology that is incorporated into our products. During the year ended December 31, 2006, we received $ 80,428 in research and development funding from the New York State Energy Research Development Authority (NYSERDA) that is subject to repayment under a royalty agreement based on future shipments. During the year ended December 31, 2005, we received $160,465 in similar funding.

General and Administrative Expenses

General and administrative expenses for the years ended December 31 2006 and 2005 were $758,283 and $296,448 respectively, an increase of $461,835, or 155.8%. This increase included a $ 225,872 increase in professional fees, primarily incurred in connection with our reverse merger and related SEC filings, a $ 144,183 increase in general and administrative salaries, a $ 49,108 increase in insurance cost and a $ 45,907 increase in travel expenses incurred in connection with revenue promotion activities.

Other Income and expense

Interest income in 2006 was $14,610 and $ -0- for years ended December 31, 2006 and 2005 respectively. This increase resulted from interest earned on the funds we received in connection with our private placement. Interest expense was $343,598 and $32,880 for the years ended December 31, 2006 and December 31 2005 respectively, an increase of $310,718. The Increase in interest expense resulted primarily from non-cash interest charges of $ 303,000 incurred in connection with our convertible debentures including $ 250,0000 resulting from the beneficial conversion features contained therein.

Liquidity and Capital Resources

At December 31, 2006, our current assets exceeded our current liabilities by $2,969,858 with a ratio of current assets to current liabilities of approximately 5.9 to 1.0. At December 31, 2006, cash on hand was $3,083,942, an increase of $3,083,442 from December 31, 2005.

Net Cash Used in operating Activities: Net cash used in operating activities totaled $ 1,237,106 for the year ended December 31, 2006 as compared to $ $ 55,385 for the year ended December 31, 2005. This increase resulted primarily from our net loss from operations of $, 1,680,980. Additionally, as part of our increased level of operating activity which occurred as a result of the reverse merger, we used cash to increase our inventory by $ 127,593 and increased the amount of our pre paid expenses, primarily insurance, by $ 103,482. Operating activities, that increased the level of cash, also included an increase in accounts payable of $ 182,018 and an increase in accrued expenses and other liabilities of $ 113,248. The Company also received customer deposits totaling $ 150,000.

Net cash used in Investing activities: We invested $ 95,572 in property and equipment during the year ended December 31, 2006 as compared to no investments in property and equipment during the year ended December 31, 2005.

Net Cash Provided by Financing Activities: Net cash provided from financing activities during the year ended December 31, 2006 included $ 4,355,319 of net proceeds from our issuance of Series a Convertible Preferred stock, proceeds from convertible debentures of $ 250,000 and loans from officers in the amount of $ 73,000. The Company used cash in financing activities to pay down officers loans in the amount of $ 139,725, pay capital lease obligations of $ 6,644 and pay net credit line activity in the amount of $ 115,830. Total cash provided by financing activities during the 12 months ended December 31, 2005, was $ 66,923 of which $ 74,050 resulted from loans from officers, the payment of capital lease obligations in the amount of $ 3,171 and net credit line payments of $ 3,956.

We have no commitments to invest in capital improvements and no contractual obligations to invest in research and development, although we do expect to make significant investments in both of these areas.

The Company believes that the completion of its Private Placement and recapitalization of liabilities due to officers/stockholders has substantially improved its overall liquidity. However, the Company will still be required to devote all of its capital resources to pursuing its research and development initiatives, developing its manufacturing infrastructure and penetrating possible markets Plug-in Hybrid Electric Vehicle system. The Company will need to raise substantial additional funds to achieve commercialization of its Plug-in Hybrid Electric Vehicle system and continue the pursuit of its business plan.

The Company has taken certain measures to conserve its liquidity while it continues the effort to develop its technology. Management believes that the Company's current [illegible] of capital resources is sufficient to sustain the business through December 31, 2007. However, there can be no assurance that the Company will be successful in its efforts to fully commercialize its Plug-in Hybrid Electric Vehicle system or that the commercialization of this technology will actually improve its operating results. Additionally, there can be no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all. The Company can also not provide any assurance that even it is successful in efforts to raise additional capital, that that the proceeds of any such financing transaction will enable the Company to develop its business to a level in which it is actually generating operating profits and positive cash flows.

Impact of Inflation

We expect to be able to pass inflationary increases for raw materials and other costs on to our customers through price increases, as required, and do not expect inflation to be a significant factor in our business.

Seasonality

Although our operating history is limited, we do not believe our products are seasonal.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates.

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting polices and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements.

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, recording revenue and cost and cost of sales under production contracts using the percentage of completion method, establishing loss reserves of contracts in progress when necessary, equity transactions (compensatory and financing), and allocating costs among different cost centers and departments within our Company. We have adopted certain polices with respect to our recognition of revenue that we believe are consistent with the guidance provided under Securities and Exchange Commission Staff Accounting Bulletin No. 104

We base our estimates and judgments on a variety factors including our historical experience, knowledge of our business and industry, current and expected economic conditions, the composition of our products and the regulatory environment. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

A description of significant accounting polices that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition: We derive a significant portion of our revenues from production contracts that we account for using the percentage of completion method. Accordingly, we make estimates of costs to complete these contracts that we us a basis for recording revenue.

We apply the revenue recognition principles set forth under AICPA Statement of Position ("SOP") 81-2 “Accounting for Production Type Contracts” and Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 104 "Revenue Recognition" with respect to our revenue.

Income Taxes. We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences, loss and credit carry forwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to the Company’s results in future periods. The outcome of events could differ over time which would require us to make changes in our valuation allowance.

Share Based Payments and Other Equity Transactions: The Company applies SFAS No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and measured unrecognized compensation cost. Under this method of accounting, we are required to estimates the fair value of share based payment that we make to our employees by developing assumption regarding expected holding terms of stock options, volatility rates, and expectation of forfeitures and future vesting that can significantly impact the amount of compensation cost that we recognize in each reporting period.

We are also required to apply complex accounting principles with respect to accounting for financing transactions that we have consummated in order to finance the growth of our business. These transactions, which generally consist of convertible debt and equity instruments, require us to use significant judgment in order to assess the fair values of these instruments at their dates of issuance, which is critical to making a reasonable presentation of our financing costs and how we finance our business.

ITEM 7.  FINANCIAL STATEMENTS.

Our audited financial statements for the year ended December 31, 2006 are included as a separate section of this Annual Report beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 20, 2006, we terminated Most & Company, LLP, or Most, as our independent registered public accounting firm. Most audited our financial statements for the fiscal year ended June 30, 2006. The reason for the replacement of Most was that, following the merger, the former shareholders of Odyne own a majority of the outstanding shares of our common stock. Odyne is our primary business unit, and the current independent registered public accountants of Odyne is the firm of Marcum & Kliegman LLP. We believe that it is in our best interest to have Marcum & Kliegman LLP continue to work with our business, and we therefore retained Marcum & Kliegman LLP as our new independent registered public accounting firm effective as of November 20, 2006. Marcum & Kliegman LLP is located at 655 Third Avenue, 16th Floor, New York, New York 10017.

The appointment of Marcum & Kliegman LLP was recommended and approved by our board of directors. During our two most recent fiscal years, and the subsequent interim period prior to November 20, 2006, we did not consult Marcum & Kliegman LLP regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on Odyne’s financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

Most’s report on our financial statements for each of the past two fiscal years ended June 30, 2005 and 2006, did not contain any adverse opinion or disclaimer of opinion and was not qualified as audit scope or accounting principles.

During the two most recent fiscal years ended June 30, 2005 and 2006, and the interim period from the date of the last audited financial statements to November 20, 2006, (i) there were no disagreements between us and Most on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Most, would have caused Most to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-B of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The decision to replace Most was not the result of any disagreement between us and Most on any matter of accounting principle or practice, financial statement disclosure or audit procedure. Our board of directors deemed it in our best interest to change independent auditors following the closing of the merger transaction.

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of members of our management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

We have identified certain matters that constitute material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.

The material weaknesses that we have identified relate to the fact that that our overall financial reporting structure, internal accounting information systems, and current staffing levels are not sufficient to support the complexity of our financial reporting requirements. We have retained an outside consulting firm to assist us in this area but this may not be a viable long-term solution to remedy our deficiency.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table shows the positions held by our board of directors and executive officers, and their ages as March 16, 2007:

Name	Age	Position

Roger M. Slotkin	54	Chief Executive Officer and Director

Joshua A. Hauser	61	President, Chief Operating Officer and Director

Joseph M. Ambrosio	37	Executive Vice President-Engineering and Chief Technology Officer

Konstantinos Sfakianos	36	Executive Vice President-Operations

Daniel Bartley	46	Chief Financial Officer

Bruce E. Humenik	58	Director

Stanley W. Struble	60	Director

S. Charles Tabak	74	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Roger M. Slotkin has served as our Chief Executive Officer and as a member of our board of directors since October 2006, and in similar positions with Odyne since May 2003. Mr. Slotkin has over 35 years of general business management and consulting experience, including extensive experience in the management of technology and industrial companies in both the public and private sectors. Mr. Slotkin has effectively managed businesses in several industries, including aerospace, textiles, lumber, precision metal works, chemicals, electronics, and business services, among others. Moreover, he has worked with publicly-traded and privately-held companies on various corporate financings, including reorganizations and exchange offers, and has extensive experience working with technology companies on rapid deployment of emerging technologies. Since 2001, he has been a Managing Partner of the Beachhead Group, a boutique consulting firm specializing in corporate turnaround and start-up company management and since 1983 he has been President and founder of RS Management, Ltd., a business development firm providing divisional spin-off and general management consulting services. From 1994 to 2001, he served as Chairman and Chief Executive Officer of Xtal Technologies, Ltd., a manufacturer of crystal, filter and magnetics products, and as Chairman and Chief Executive Officer of Apace, Inc., a manufacturer and designer of military, space level and commercial servo motor drive electronics; from 1989 to 1994, he served as Chairman and Chief Executive Officer of AP Industries, Inc., a privately owned holding company that owned several operating companies including Lee Myles Transmission and Struthers-Dunn; from 1983 to 1990, President and Chief Executive Officer of The NBA Group, Inc., a third party administrator of self-insurance health plans; and from 1979 to 1983, President of LSIS, Inc., a self-insurance administrator of health plans, disability plans and workers compensation plans. Mr. Slotkin received a B.S. degree in Management and Finance from Long Island University.

Joshua A. Hauser has served as our President and Chief Operating Officer and as a member of our board of directors since October 2006, and joined Odyne in July 2004 as Senior Vice President, Business Development and Finance and as a director and in June 2006 became its President and Chief Operating Officer. He brings over 30 years experience in industrial and military electronics. From 1967 to 1984, he held various positions, including Vice President of Manufacturing, Vice President of Operations and General Manager at Lambda Electronics, a division of Veeco Instruments Inc. Veeco Instruments designed and manufactured electronic power supplies and instrumentation used primarily in semiconductor processing. From 1984 to 1989, he was Executive Vice President and Director of Veeco Instruments Inc., a New York Stock Exchange listed company; from 1989 to 1996, he was Managing Director of Unitech plc, a London Stock Exchange listed company that manufactured and designed electronic power supplies and control system components; and from 1996 to 1999, he was President of Siebe Power Controls, a division of Siebe plc, a London Stock Exchange listed company. Siebe plc was a diversified manufacturer of environmental and process control systems, control system components and other electronic subsystems including electronic power supplies. Mr. Hauser has previously served on the board of directors of Veeco Instruments Inc., NEMICLambda KK, a Japanese based manufacturer of electronic power supplies (Tokyo Stock Exchange), and Unitech plc. Since leaving Siebe plc in April 1999, Mr. Hauser has managed a successful management consulting business. He is currently also a director of Transistor Devices, Inc., a manufacturer of electronic power supplies and power systems. Mr. Hauser received B.S. and M.S. degrees in Electrical Engineering from Columbia University. He is presently a member of the Dean’s Engineering Council at Columbia University.

Joseph M. Ambrosio has served as our Executive Vice President - Engineering, Chief Technology Officer since October 2006, and in similar positions with Odyne, of which he was co-founder, since August 2001. Mr. Ambrosio has over 12 years of experience in the alternative fuel transportation industry and substantial experience in printed circuit board production, quality control and industrial engineering. He co-founded Neocon Technologies in 1995 (which ceased operations in 2000) and Odyne Corporation in August 2001 with Konstantinos Sfakianos. Mr. Ambrosio’s experience in the alternative-fuel transportation industry includes design, development, and integration of a variety of liquid and gaseous fuel systems, battery energy and thermal management, auxiliary power unit systems for PHEVs (fuel cell, micro turbine, internal combustion engine), and testing procedures. He has authored six technical reports published by the Electric Power Research Institute on battery energy and thermal management for heavy and light duty electric vehicles. In addition to EV/PHEV system integration and research and development, Mr. Ambrosio has worked closely with electric utilities such as LILCO, Con Edison, NYPA and NYSEG, along with organizations such as the Electric Power Research Institute in alternative fuel vehicle development and drive system development and support programs. Mr. Ambrosio currently serves as Treasurer of the Greater Long Island Clean Cities Coalition. He received a B.S. degree in Mechanical Engineering from New York Institute of Technology and has been an active member of the Society of Automotive Engineers for 10 years.

Konstantinos (Gus) Sfakianos has served as our Executive Vice President - Operations since October 2006, and in a similar position with Odyne, of which he was co-founder, since August 2001. Mr. Sfakianos has over 10 years of experience in the alternative fuel transportation industry, specifically EVs and HEVs and battery energy storage systems. He co-founded Neocon Technologies in 1995 and Odyne Corporation in August 2001 with Mr. Ambrosio. Mr. Sfakianos has worked with organizations such as Blue Bird Corporation, Westinghouse/Northrop Grumman, Solectria, TDM (Ford subcontractor), Chrysler, Exide Europe, Baker Electric, GNB, Ovonics, HPower and many more. Some of his technical accomplishments include the development of several unique and application specific battery energy storage systems, charging algorithms, and EV/PHEV systems control design. As co-founder of Neocon Technologies, he was responsible for all EV field service, in house production of energy storage systems and general operations. At Odyne, Mr. Sfakianos is responsible for all product regulatory standards and certifications. Mr. Sfakianos received a B.S. degree in Mechanical Engineering, with a concentration in Energy Systems, from New York Institute of Technology.

Daniel Bartley has served as our Chief Financial Officer since October 2006. Mr. Bartley has over 22 years of consulting and financial accounting experience. From June 2004 through April 2006, Mr. Bartley served as Vice President-Controller of Levitz Home Furnishings, Inc., a specialty retailer of home furnishings. From 1992 through May 2004, Mr. Bartley served as President of Bartley & Associates, Ltd., a financial consulting firm that specialized in advising businesses in asset purchase transactions, financial advisory services and financial reporting systems. From 1989 through 1992, Mr. Bartley served as Controller of General Utilities, Inc., a company that operated in the fuel industry and home security industries. From 1984 through 1989, Mr. Bartley served as a Supervising Consultant for the Emerging Business Department of Deloitte, LLP where he was responsible for financial statement audits and advisory services for early stage companies. Mr. Bartley received a B.S. degree in accounting from Long Island University and M.A. in Theology from the Seminary of the Immaculate Conception. Mr. Bartley is a Certified Public Accountant.

Bruce E. Humenik has served as a member of our board of directors since October 2006. Mr. Humenik has more than 30 years of management experience in the electric and gas utility industry, including, corporate planning, finance, marketing, research and development and customer service. Since 1995, Mr. Humenik has been a Senior Vice President at Applied Energy Group, Inc., a provider of consulting services to energy companies. During his time with Applied Energy Group, Inc., Mr. Humenik has worked on consulting projects with the Long Island Power Authority, Keyspan, El Paso Electric Company and Bermuda Electric Light Company, Ltd., among others. From 1970 until 1995, Mr. Humenik worked for Long Island Lighting Company, where he served as a Manager of Conservation Services. Mr. Humenik received a B.S. degree in Electrical Engineering from Manhattan College and an M.B.A. from Long Island University.

Stanley W. Struble has served as a member of our board of directors since October 2006. Mr. Struble has 37 years of experience in sales and marketing with Snap-on Tools Company, a manufacturer and marketer of tools, diagnostics and equipment solutions for professional tool users. Mr. Struble has held a number of positions with Snap-On Tools Company including Eastern Division Vice President (2004 to 2006), Eastern Regional Manager (1999 to 2004) and Northeast Regional Manager (1992 to 1998). Mr. Struble received a B.S. degree in Business Administration from New England College.

S. Charles Tabak has served as a member of our board of directors since October 2006. Mr. Tabak has more than 50 years of business experience in varying positions. From 1991 to August 2004, Mr Tabak served as Chief Executive Officer and General Counsel for Arc Medical & Professional Personnel, Inc., a privately owned and operated staffing company that provided temporary and permanent medical personnel placements as well as DNA genetic testing services. From 1969 to 1990, Mr. Tabak served as a principal and as Executive Vice President and General Counsel to Channel Home Centers Inc., a multi state retailer of home improvement products. From 1964 to 1969, Mr. Tabak served as Director of Finance for the JJ Newberry Co., which owned and operated over 1,000 retail stores and restaurants. From 1959 to 1964, Mr. Tabak served as assistant in-house counsel, Director of Internal audit- Expense Controller and Director of Accounts for Bloomingdale’s, a division of Federated department stores that owned and operated retail department stores. From 1957 to 1959, Mr. Tabak served as a Senior staff Auditor for Ernst & Ernst, then a Big 8 worldwide accounting firm. Mr. Tabak received a B.S. degree in accounting, as well as a J.D. degree from New York University. Mr. Tabak is admitted to practice law in the State of New York and before the U.S. Supreme Court.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Board Committees

We have not previously had an audit committee, compensation committee or nominations and governance committee. On October 17, 2006, the board of directors authorized the creation of such committees, in compliance with established corporate governance requirements.

Audit Committee. We established an Audit Committee of the board of directors, which is chaired by Mr. Tabak, who is considered an independent director with the financial sophistication to hold such position, and includes Messrs. Humenik and Struble. The Audit Committee’s duties are to recommend to the board of directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The Audit Committee reviews the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee is at all times to be composed exclusively of directors who are, in the opinion of the board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. We established a Compensation Committee of the board of directors, which is chaired by Mr. Humenik, and includes Messrs. Struble and Tabak. The Compensation Committee reviews and approves our salary and benefits policies, including compensation of executive officers. The Compensation Committee also administers our stock option plans, and recommends and approves grants of stock options under that plan.

Nominations and Governance Committee.  We established a Nominations and Governance Committee of the board of directors, which is chaired by Mr. Struble, and includes Messrs. Humenik and Tabak. The purpose of the Nominations and Governance Committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The Nominations and Governance Committee’s duties also include considering the adequacy of our corporate governance and overseeing and approving management continuity planning processes.

Indebtedness of Directors and Executive Officers

None of our directors or executive officers or their respective associates or affiliates is indebted to us.

Family Relationships

There are no family relationships among our directors and executive officers.

Legal Proceedings

As of the date of this report, there is no material proceeding to which any of our directors, executive officers, affiliates or stockholders is a party adverse to us.

2006 Equity Incentive Plan

The purpose of our 2006 Equity Incentive Plan, formerly the 2005 Non-Statutory Stock Option Plan (the “2006 Plan”), is to enable us to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Awards granted under the 2006 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, non-qualified stock options, performance shares, stock appreciation rights, restricted stock, restricted stock units, bonus shares or dividend equivalents. Pursuant to the 2006 Plan, awards to purchase an aggregate of 3,000,000 shares of common stock may be granted under the 2006 Plan and, on March 6, 2007, stock options to purchase 525,000 shares of common stock were outstanding; 505,000 stock options with an exercise price of $.75 per share and 20,000 stock options with an exercise price of $1.65 per share. The $.75 stock options vest and become exercisable in three equal increments on each of October 17, 2008, 2009 and 2010. The $1.65 options vest and become exercisable in three equal increments on each of March 1, 2009, 2010 and 2011. The aggregate number of shares of common stock subject to options, stock appreciation rights, performance stock and bonus shares granted to any one employee during any calendar year, may not exceed 300,000 shares. The aggregate fair market value of common stock with respect to incentive stock options that are exercisable for the first time by any employee may not exceed $100,000 during any calendar year.

The 2006 Plan will be administered by the compensation committee of the board of directors, or by the board of directors as a whole. The board of directors has the power to determine the terms of any award granted under the 2006 Plan, including the exercise price, the number of shares subject to the award and conditions of exercise. Stock options granted under the 2006 Plan are generally not transferable, and each stock option is generally exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the 2006 Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our stock, the exercise price of any incentive stock option granted must be equal to at least 110% of the fair market value on the grant date. The term of all incentive stock options under the 2006 Plan may not exceed ten years, or five years in the case of 10% owners. The board of directors, pursuant to an authorizing resolution, has the power to terminate the 2006 Plan at any time and for any reason.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have securities registered under Section 12 of the Exchange Act and, accordingly, our directors, officers and affiliates are not required to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

Our board of directors has adopted a code of ethics, which applies to all our directors, officers and employees. Our code of ethics is intended to comply with the requirements of Item 406 of Regulation S-B.

Our code of ethics is posted on our Internet website at www.odyne.com. We will provide our code of ethics in print without charge to any stockholder who makes a written request to: Chief Financial Officer, Odyne Corporation, 89 Cabot Court, Suite L, Hauppauge, New York 11788. Any waivers of the application, and any amendments to, our code of ethics must be made by our board of directors. Any waivers of, and any amendments to, our code of ethics will be disclosed promptly on our Internet website, www.odyne.com.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and four other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2006:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (4)	Nonqualified Deferred Compensation Earnings ($)	All Other Compe-nsation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Roger M. Slotkin Chief Executive Officer	2006 2005	40,923	—	—	—	—	—	—	40,923
Joshua A. Hauser President and Chief Operating Officer	2006 2005	40,923 0	—	—	—	—	—	—	40,923 0
Joseph M. Ambrosio Executive Vice President - Engineering and Chief Technology Officer	2006 2005	59,323 4,000	—	—	—	—	—	—	59,323 4,000
Konstantinos Sfakianos Executive Vice President - Operations	2006 2005	59,323 4,000	—	—	—	—	—	—	59,323 4,000
Daniel Bartley Chief Financial Officer(1)	2006	22,230	—	—	3,500	—	—	—	25,730
(1) Mr. Bartley joined our company in October 2006

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Daniel Bartley	0	150,000	—	.75	Oct. 2016	—	—	—	—
Bruce E. Humenik	0	50,000	—	.75	Oct. 2016	—	—	—	—
Stanley W. Struble	0	50,000	—	.75	Oct. 2016	—	—	—	—
S. Charles Tabak	0	50,000	—	.75	Oct. 2016	—	—	—	—

These options vest and become exercisable in three equal increments on each of October 17, 2008, 2009 and 2010.

Compensation of Directors

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on. We currently compensate non-management directors through stock options granted under our stock option plan and a cash stipend for each meeting attended.

Each of our non-management directors, Messrs. Humenik, Struble and Tabak, received initial grants of stock options to purchase 50,000 shares of our common stock for serving on our board of directors. The stock options vest and become exercisable in three equal increments on each of October 17, 2008, 2009 and 2010. Messrs. Slotkin and Hauser, as members of management, do not receive separate compensation for serving as directors.

The table below summarizes the compensation that we paid to non-management directors for the fiscal year ended December 31, 2006.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (4)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
Bruce E. Humenik	1,000	—	1,167	—	—	—	2,167
Stanley W. Struble	1,000	—	1,167	—	—	—	2,167
S. Charles Tabak	1,000	—	1,167	—	—	—	2,167

Employment Agreements

Odyne entered into employment agreements with Roger M. Slotkin, Joshua A. Hauser, Joseph M. Ambrosio and Konstantinos Sfakianos effective September 1, 2006, which we assumed at the closing of the merger. The employment agreements require each of the executives to devote all of their time and attention during normal business hours to our business as our Chief Executive Officer, President and Chief Operating Officer, Executive Vice President - Engineering and Chief Technology Officer, and Executive Vice President - Operations, respectively. The employment agreements for Messrs. Slotkin and Hauser have a term of one year and may be renewed for an additional term of one year upon the mutual agreement of us and the executive. The employment agreements for Messrs. Ambrosio and Sfakianos have a term of three years. The employment agreements provide that each executive will receive an annual salary of $140,000 during the first year of the term with increases equal to 5% of such salary on each anniversary of the effective date of the employment agreement. In addition, each executive is entitled to (a) receive a cash bonus in an amount determined by the compensation committee of the board of directors if we meet or exceed certain mutually agreed upon performance goals and (b) participate in our stock option plan.

The employment agreements provide for termination of an executive’s employment without any further obligation on our part upon the death or disability of the executive or for cause. In the event that an executive’s employment is terminated without cause or for good reason, we are obligated to pay such executive his salary for the remainder of the term. Termination for cause means termination as a result of (w) willful and material malfeasance, dishonesty or habitual drug or alcohol abuse by the executive related to or affecting the performance of his duties, (x) continuing and intentional breach, non-performance or non-observance of any of the terms or provisions of the employment agreement, but only after the failure of the executive to cure the breach within ten days of receipt of notice from us, (y) conduct which the board determines could reasonably be expected to have a material adverse effect on us, but only after the failure of the executive to cease such conduct within ten days of receipt of notice from us, or (z) the executive's conviction of a felony, any crime involving moral turpitude related to or affecting the performance of the executive’s duties or any act of fraud, embezzlement, theft or willful breach of fiduciary duty against us. Good reason means (i) material breach of our obligations under the employment agreement, (ii) any decrease in the executive's salary during the term of the executive’s employment (except for decreases that are in conjunction with decreases in executive salaries generally), or (iii) (a) in the case of Messrs. Slotkin and Hauser, a reduction in their duties or authority inconsistent with the duties and authority of an executive officer and (b) in the case of Messrs. Ambrosio and Sfakianos, any material reduction in their duties or authority.

The employment agreements also contain covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination for cause or without good reason, for a period of one year thereafter, (b) prohibiting the executive from disclosing confidential information regarding us, and (c) soliciting our employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on December 31, 2006, by:

•	each person who is known by us to beneficially own 5% or more of our common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the options.  Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock(2)

Roger M. Slotkin(3)	3,528,310	19.5%

Joshua A. Hauser	1,842,259	10.2%

Joseph M. Ambrosio	3,231,194	18.0%

Konstantinos Sfakianos	3,378,740	18.8%

Daniel Bartley(4)	--	*

Stanley W. Struble(5)	--	*

Bruce E. Humenik(5)(6)	40,020	*

S. Charles Tabak(5)(7)	48,024	*

All directors and executive officers as a group	12,068,547	66.3%

*Represents less than 1%.

(1)	The address of each person is c/o Odyne Corporation, 89 Cabot Court, Suite L., Hauppauge, New York 11788.

(2)
The calculation in this column is based upon 18,000,000 shares of common stock outstanding on December 31, 2006 (which excludes outstanding shares of series A convertible preferred stock, convertible into 7,670,500 shares of common stock at any time). The shares of common stock underlying stock options and warrants are deemed outstanding for purposes of computing the percentage of the person holding such stock options but are not deemed outstanding for the purpose of computing the percentage of any other person.

(3)	Includes 66,700 shares of common stock issuable upon the conversion of 50 shares of series A convertible preferred stock and 33,350 shares of common stock issuable upon the exercise of warrants.

(4)	Excludes stock options to purchase 150,000 shares of common stock at an exercise price of $.75 per share, vesting in three equal increments on each of October 17, 2008, 2009 and 2010.

(5)	Excludes stock options to purchase 50,000 shares of common stock at an exercise price of $.75 per share, vesting in three equal increments on each of October 17, 2008, 2009 and 2010.

(6)	Represents 26,680 shares of common stock issuable upon the conversion of 20 shares of series A convertible preferred stock and 13,340 shares of common stock issuable upon the exercise of warrants.

(7)	Represents 32,016 shares of common stock issuable upon the conversion of 24 shares of series A convertible preferred stock and 16,008 shares of common stock issuable upon the exercise of warrants.

Except as otherwise set forth above, the address of each of the persons listed is c/o Odyne Corporation, 89 Cabot Court, Suite L, Hauppauge, New York 11788.

Change in Control

There are no arrangements currently in effect which may result in our "change in control," as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Equity Compensation Plan Information

Our 2006 Equity Incentive Plan, formerly known as the 2005 Non-Statutory Stock Option Plan, was approved by a written consent of the holders of a majority of our outstanding common stock. In connection with our reverse merger transaction, the 2005 Non-statutory Stock Option Plan was amended and restated on October 17, 2006 to, among other things, change the name of the plan and increase the number of shares reserved for awards pursuant to the plan. There are 3,000,000 shares reserved for issuance under the Plan. Based on our common stock outstanding as of April 12, 2007, 2,475,000 stock options are available for issuance under our 2006 Equity Incentive Plan and, as of March 6, 2007, there are outstanding stock options to purchase 525,000 shares of our common stock.

The following table provides information as of December 31, 2006 with respect to the shares of common stock that may be issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	505,000	$0.75	2,495,000
Equity compensation plans not approved by security holders	—	—	—
Total	505,000	$0.75	2,495,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

In connection with our reverse merger transaction, the following relating party transactions took place:

We had a total of approximately $281,000 in principal amount of unsecured loans outstanding from Roger M. Slotkin ($102,300), Joshua A. Hauser ($82,600), Konstantinos Sfakianos ($62,400) and Joseph M. Ambrosio ($33,400). Interest accrued on these loans at a rate of 8% per annum, compounded monthly based on a 360-day year. On October 17, 2006, accrued interest in the amount of $43,559 was forgiven, $140,000 of principal amount of the unsecured loans was converted to our equity and $139,725 was repaid from the proceeds of the private placement.

We had a total of approximately $624,000 of deferred compensation due to Roger M. Slotkin ($167,000), Joshua A. Hauser ($167,000), Konstantinos Sfakianos ($145,000) and Joseph M. Ambrosio ($145,000), which was forgiven on October 17, 2006.

We had outstanding bank and credit card debt of approximately $181,000, which was personally guaranteed by Messrs. Sfakianos and Ambrosio. We repaid this debt from the proceeds of the private placement and the personal guarantees were released.

Mr. Slotkin purchased 50 shares of series A convertible preferred stock and associated warrants in the private placement, on the same terms as other investors. In March 2007, Mr. Slotkin converted his preferred shares into common stock in accordance with the terms of such preferred stock. Mr. Tabak participated in the convertible debenture financing and purchased approximately 24 shares of series A convertible preferred stock and associated warrants in the private placement on the same terms as other investors. Mr. Humenik purchased 20 shares of series A convertible preferred stock and associated warrants in the private placement, on the same terms as other investors.

Director Independence

Each of Bruce E. Humenik, Stanley W. Struble and S. Charles Tabak is an “independent” director, as such term is defined in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, and serves on each of our Audit, Compensation and Nominations and Governance Committees. See Item 9, Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act - Board Committees, for more information on the independence of our directors.

ITEM 13.  EXHIBITS.

(a) Exhibits.

The exhibits listed in the following Exhibit Index are filed as part of this Annual Report.

Exhibit Number and Description

2.1	Agreement and Plan of Merger, dated October 17, 2006, between Technology Integration Group, Inc., PHEV Acquisition Corp. and Odyne Corporation. (1)

3.1	Certificate of Amendment of Certificate of Incorporation of Technology Integration Group, Inc. (changing name to Odyne Corporation). (2)

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Odyne Corporation. (2)

3.3	By-laws of Odyne Corporation. (2)

4.1	Form of Warrant to Purchase Common Stock for the investors in the October 2006 private placement. (2)

10.1	Form of Subscription Agreement by and among Odyne Corporation and the investors in the October 2006 private placement. (2)

10.2	Employment Agreement, dated as of September 1, 2006, between Roger M. Slotkin and Odyne Corporation. (2)

10.3	Employment Agreement, dated as of September 1, 2006, between Joshua A. Hauser and Odyne Corporation. (2)

10.4	Employment Agreement, dated as of September 1, 2006, between Joseph M. Ambrosio and Odyne Corporation. (2)

10.5	Employment Agreement, dated as of September 1, 2006, between Konstantinos Sfakianos and Odyne Corporation. (2)

10.6	Manufacturer’s Agreement, dated as of July 20, 2005, between the Town of North Hempstead and Odyne Corporation. (2)

14.1	Code of Business Conduct and Ethics.

21.1	Subsidiaries of Odyne Corporation.

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of C.F.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002.
________________
(1)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated October 17, 2006, and filed with the U.S. Securities and Exchange Commission on October 18, 2006.

(2)	Incorporated by reference to the exhibits included with our Current Report on Form 8-K, dated October 17, 2006, and filed with the U.S. Securities and Exchange Commission on October 25, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the year ended December 31, 2006, we incurred audit fees totaling $105,000, payable to Marcum & Kliegman LLP, our independent registered public accounting firm.

For the years ended December 31, 2006 and 2005, we incurred audit fees totaling $4,784 and $-0-, respectively, payable to Most & Company, LLP, our former independent registered public accounting firm.

Audit Related Fees

None.

Tax Fees

For the years ended December 31, 2006 and 2005, we incurred no tax fees to Marcum & Kliegman LLP or Most & Company, LLP.

All Other Fees

None.

Pre-Approval Policy and Procedures

The Audit Committee has adopted policies for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2007	ODYNE CORPORATION

	By:	/s/ Roger M. Slotkin
Roger M. Slotkin Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Daniel Bartley
Daniel Bartley Chief Financial Officer (principal financial and accounting officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roger M. Slotkin	Chairman and Chief Executive Officer	April 12, 2007
Roger M. Slotkin	(principal executive officer)

/s/ Joshua A. Hauser	President, Chief Operating Officer and Director	April 12, 2007
Joshua A. Hauser

/s/ Daniel Bartley	Chief Financial Officer	April 12, 2007
Daniel Bartley	(principal financial and accounting officer)

/s/ Bruce E. Humenik	Director	April 12, 2007
Bruce E. Humenik

/s/ Stanley W. Struble	Director	April 12, 2007
Stanley W. Struble

/s/ S. Charles Tabak	Director	April 12, 2007
S. Charles Tabak

ODYNE CORPORATION AND SUBSIDIARY
(FORMERLY TECHNOLOGY INTEGRATION GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ODYNE CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ODYNE CORPORATION AND SUBSIDIARY

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheet	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders’ (Deficiency) Equity	F-4
Consolidated Statement of Cash Flows	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 - F-26

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Marcum & Kliegman LLP Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Odyne Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Odyne Corporation and Subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ (deficiency) equity and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyne Corporation and Subsidiary as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP
New York, New York
April 4, 2007

ODYNE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

CURRENT ASSETS
Cash	$3,083,942
Cash - restricted	227,583
Accounts receivablen, net	24,090
Inventory	132,593
Prepaid insurance	111,535

Total current assets	3,579,743

Property and equipment, net	98,797
Intangible assets - patents	14,000
Other assets	10,000

TOTAL ASSETS	$3,702,540

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$249,254
Accrued payroll and other operating expenses	119,375
Customer deposits	150,000
Billings in excess of costs incurred on contracts in progress	57,500
Accrued losses on contracts in progress	26,939
Current maturities of capital lease obligations	6,817

Total current liabilities	609,885

Capital lease obligations, net of current maturities	4,962
Development funding subject to repayment	240,894
TOTAL LIABILITIES	855,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 4,994,000 shares authorized, 0 shares issued and outstanding	-

Series A Convertible Preferred Stock, $0.001 par value; 6,000 authorized; 5,750 shares issued and outstanding, liquidation rights $ 1,000 per share	6

Common stock, $0.001 par value per share; 95,000,000 shares authorized; 18,000,000 shares issued and outstanding	18,000
Additional paid-in-capital	6,669,870
Accumulated deficit	(3,841,077)

TOTAL STOCKHOLDERS' EQUITY	2,846,799

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,702,540

The accompanying footnotes are an integral part of these consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005

SALES	$242,945	$285,598

COST OF SALES	410,213	208,186

GROSS PROFIT (LOSS)	(167,268)	77,412

OPERATING EXPENSES
Research and development	755,429	442,993
General and administrative	758,283	296,448
TOTAL OPERATING EXPENSES	1,513,712	739,441

LOSS FROM OPERATIONS	(1,680,980)	(662,029)

OTHER INCOME (EXPENSE)
Interest income	14,610	-
Interest (expense)	(343,598)	(32,880)
TOTAL OTHER EXPENSE	(328,988)	(32,880)

NET LOSS	(2,009,968)	(694,909)

Deemed dividends on Series A Convertible Preferred Stock	(3,230,791)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,240,759)	$(694,909)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.40)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING- BASIC AND DILUTED	13,250,000	12,000,000

The accompanying footnotes are an integral part of these consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
For the Years Ended December 31, 2006 and 2005

	Convertible Preferred Stock
	Series A		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Excess of Liabilities over Assets	Accumulated Deficit	Total

Balance at January 1, 2005	-	$-	-	$-	$-	$(2,034,839)	$-	$(2,034,839)

Net loss						(694,909)		(694,909)

Balance at December 31, 2005	-	-	-	-	-	(2,729,748)	-	(2,729,748)

Share Exchange Transaction and Recapitalization:

Beneficial conversion feature of convertible debentures					250,000			250,000

Contribution of loans payable to officers upon completion of share exchange transaction					183,559			183,559

Cancellation of liability, reinstatement of shares subject to mandatory redemption			12,000,000	12,000	1,766,496	(12,000)		1,766,496

Reclassification of S Corp accumulated deficit and excess of liabilities over assets to additional paid-in capital upon share exchange transaction					(4,141,430)	2,741,748	1,399,682	-

Shares outstanding			6,000,000	6,000	(6,000)			-

Contribution of compensation payable to officers upon completion of share exchange transaction					623,314			623,314

Private Placements Transactions:

Series A convertible preferred stock issued in private placement for cash, net of offering costs of $998,676	5,354	6			4,355,313			4,355,319

Series A Convertible Preferred stock exchanged for convertible debentures	304	-			303,570			303,570

Series A Convertible Preferred stock issued in settlement of accounts payable	13	-			13,475			13,475

Series A Convertible Preferred stock issued for services	79	-			79,000			79,000

Deemed dividend relating to beneficial conversion feature embedded in Series A Convertible Preferred stock					3,230,791		(3,230,791)	-

Changes resulting from ongoing operations:
Share based payments					11,782			11,782
Net loss							(2,009,968)	(2,009,968)
Balance at December 31, 2006	5,750	$6	18,000,000	$18,000	$6,669,870	$-	$(3,841,077)	$2,846,799

The accompanying footnotes are an integral part of these consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,009,968)	$(694,909)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	19,103	11,487
Provision for bad debts	-	3,000
Non -cash interest	303,570
Share based payments	11,782	-
Series A Convertible Preferred Stock issued for services	79,000
Deferred rent	(1,732)	(2,921)
Changes in operating assets and liabilities:
Cash - Restricted	(227,583)
Accounts receivable	66,574	(73,326)
Inventory	(127,593)	-
Prepaid expenses and other current assets	(103,482)	496
Accounts payable	182,018
Accrued payroll and other operating expenses	113,248	60,097
Customer deposits	150,000	-
Billings in excess of costs incurred on contracts in progress	(8,725)	66,225
Accrued losses on contracts in progress	26,939	-
Deferred compensation payable to officers	231,995	391,320
Development funding subject to repayment	57,748	183,146
NET CASH USED IN OPERATING ACTIVITIES	(1,237,106)	(55,385)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment of patent costs	-	(14,000)
Purchases of property and equipment	(95,572)	-
NET CASH USED IN INVESTING ACTIVITIES	(95,572)	(14,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuances of Series A Convertible Preferred Stock	4,355,319	-
Proceeds from issuances of Convertible Debentures	250,000	-
Proceeds of loans made to the Company by officers	73,000	74,050
Repayment of loans payable to officers	(139,725)	-
Capital lease payments	(6,644)	(3,171)
Net repayment under lines of credit	(115,830)	(3,956)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,416,120	66,923

NET INCREASE IN CASH	3,083,442	(2,462)

CASH– beginning of year	500	2,962

CASH– end of year	$3,083,942	$500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$10,397	$11,840
Non-cash investing and financing activities:
Equipment financed under capital lease obligations	11,906	-
Series A Convertible Preferred Stock exchanged for convertible debentures	303,570	-
Contribution of loans payable to officers upon completion of share exchange transaction	183,559	-
Contribution of compensation payable to officers upon completion of share exchange transaction	623,314	-
Recapitalization of excess of liabilities over assets into stockholders equity concurrent
with share exchange transaction	2,729,748
Series A Convertible Preferred Stock exchanged for accounts payable	13,475

The accompanying footnotes are an integral part of these consolidated financial statements

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The Company

Organization
The financial statements presented are those of Odyne Corporation (the “Company” or “Odyne”), which was originally formed as a Subchapter S Corporation in the State of New York on August 3, 2001. The Company designs, develops, manufactures and installs Plug-in Hybrid Electric Vehicle (“PHEV”) propulsion systems for medium and heavy duty trucks and buses using its proprietary technology.

Merger of Technology Integration Group , Inc. and Odyne Corporation
Pursuant to an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), Technology Integration Group, Inc. (“TIG”), through a newly-formed acquisition subsidiary, acquired all of the outstanding common stock of the Company on October 17, 2006. TIG, in exchange for the Company stock, issued 12,000,000 shares of its common stock directly to the Company’s stockholders (the “Share Exchange Transaction”). Following the Share Exchange Transaction, the existing stockholders of TIG retained 6,000,000 shares of the TIG’s outstanding common stock and the Company’s stockholders became the majority owners of TIG. TIG was incorporated in the State of Delaware on February 3, 1999.

Prior the Share Exchange Transaction, TIG was a publicly-traded corporation with nominal operations of its own. TIG, immediately following the Share Exchange Transaction, changed its name to Odyne Corporation and continued to carry on the operations of the Company. The Share Exchange Transaction has been accounted for as a reverse merger and recapitalization transaction in which the original Odyne is deemed to be the accounting acquirer. Accordingly, the accompanying consolidated financial statements present the historical financial position, results of operations and cash flows of Odyne, adjusted to give retroactive effect to the recapitalization of Odyne into TIG.

NOTE 2 - Liquidity and Capital Resources

The Company’s incurred operating losses in the amounts of $1,680,980 and $662,029 for the years ended December 31, 2006 and 2005, respectively. The Company’s accumulated deficit amounts to $3,841,077 at December 31, 2006. The Company also used $1,237,106 of cash in its operating activities during the year ended December 31, 2006.

As more fully described in Note 11, the Company received gross proceeds of $5,354,595 (net proceeds of $4,355,319 after the payment of $998,676 in transaction expenses) in a private placement (the “Private Placement”) of 5,750 Units (the “Units”). The Company also received $250,000 from its issuance of convertible debentures (the “Convertible Debentures”) that the holders exchanged for Units upon the first closing of the Private Placement in October 2006 (Notes 10 and 12). Upon the completion of the Share Exchange transaction, the Company also effectuated a recapitalization of certain indebtedness to officers/stockholders into permanent capital, including (i) $1,766,496 for the fair value of common stock subject to mandatory redemption under a stockholders agreement that was terminated at the time of the Share Exchange Transaction, (ii) $623,314 of deferred compensation payable to certain officers/stockholders and (iii) $183,559 of loans payable to officers (Note 9).

The Company used a portion of the proceeds received in the Private Placement Transaction to repay $115,830 of indebtedness due under previously existing credit lines with banks and to fund its shortages of working capital.

The Company believes that the completion of its Private Placement and recapitalization of liabilities due to officers/stockholders has substantially improved its overall liquidity. However, the Company will still be required to devote all of its capital resources to pursuing its research and development initiatives, developing its manufacturing infrastructure and penetrating possible markets for its PHEV propulsion system. The Company will need to raise substantial additional funds to achieve commercialization of its PHEV system and continue the pursuit of its business plan.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has taken certain measures to conserve its liquidity while it continues the effort to develop its technology. There can be no assurance that the Company will be successful in its efforts to fully commercialize its PHEV propulsion system or that the commercialization of this technology will actually improve its operating results. Management believes that the Company has sufficient capital resources to sustain the business through December 31, 2007.  Additionally, there can be no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all. The Company can also not provide any assurance that even it is successful in efforts to raise additional capital, at the proceeds of any such financing transactions will enable it to develop its business to a level in which it is actually generating operating profits and positive cash flows.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Odyne Corporation and its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include revenue recognition reserves and write-downs related to receivables and inventories, the recoverability of long-term assets, deferred taxes and related valuation allowances and valuation of equity instruments.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may be invested in money market funds, commercial paper, and certificates of deposits. Cash equivalents are carried at cost, which approximates fair value.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2006, the Company had cash balances in excess of federally insures limits of approximately $3,112,000. Management believes that the financial institutions that hold the Company’s deposits are financially sound and have minimal credit risk.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable
The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses on its existing accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s customers include municipal governments, public utilities and not-for-profit organizations. The Company’s credit losses to date have been minimal. Accordingly, the Company established a $3,000 allowance for doubtful accounts during the year ended December 31, 2006.

Inventory
Inventories include raw material and assembled parts. Inventories are stated at the lower of cost, determined by the first-in first out (“FIFO”) method, or market.

Revenue and Cost Recognition

Fixed Price Production Contracts
Revenues from fixed-price production contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. The Company considers expended cost to be the best available measure of progress on these contracts. Revenues generated from fixed-price contracts amounted to $ 239,519 and $ 46,543 for the years ended December 31, 2006 and December 31, 2005 respectively. Cost of revenues earned on fixed-price contracts includes direct contract costs such as materials, labor, subcontract labor, payroll, payroll taxes, insurance and other sundry direct costs, and indirect contract costs such as travel, supplies, repairs and depreciation. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. For the year ended December 31, 2006 the Company recorded a provision for losses on contracts in progress of $26,939. No loss reserve on contracts in progress was deemed necessary for the year ended December 31, 2005.

Making estimates about revenue recognition and cost estimates on the company’s production contracts requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of the Company’s revenue and cost associated with long-term contracts could differ materially from the Company’s estimates.

Accounts receivable represents progress billings that the Company rendered in the course of performing the work under contract. Billings in excess of costs and estimated earnings on uncompleted contracts, which amounted to $57,500 at December 31, 2006, are presented as liabilities in the accompanying balance sheet.

Time and Materials Contracts
Revenues from time and materials contracts are billed, including profits, as incurred based on a fixed labor rate plus materials. Revenues generated from time and materials contracts amounted to $ 3,426 and $ 229,055 for the years ended December 31, 2006 and December 31, 2005 respectively. Cost of revenues from time and materials contracts includes labor and materials.

The Company will be obligated to provide a one-year product warranty with respect to a contract it entered into in 2005. As of December 31, 2006, the product was not completed. Accordingly, no provision for warranty costs has been recorded.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development
Research and development expenses include costs incurred for the experimentation, design and testing of the Company’s PHEV technology. Such costs are expensed as incurred. Research and development cost includes direct costs such as materials, labor, subcontract labor, payroll, payroll taxes, insurance and other sundry direct costs, and indirect costs such as travel, supplies, repairs and depreciation.

The Company has received non-refundable development funding from various governmental and/or energy related agencies, including Long Island Power Authority, the Electric Power Research Institute, New York State Energy Research & Development Authority and the Greater Long Island Clean Cities Coalition. They are funded, in part, by third parties and expensed as incurred.

Research and development expenses, net of non-refundable development funding, for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Total research and development expense	$767,929	$523,505
Less: reimbursements	(12,500)	(80,512)

Net Research and Development Expense	$755,429	$442,993

Property and Equipment
Property and equipment, including assets acquired under capital leases, are stated at cost less accumulated deprecation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are being amortized on a straight-line basis over the lesser of the term of the related lease or the estimated useful lives of the assets. Equipment and furniture and fixtures are depreciated over estimated useful lives of 3 years.

Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred

Intangible Assets - Patents
Costs incurred to obtain patents are amortized over the remaining legal life of the patent or its economic useful life, if shorter. Patent costs are reviewed for impairment annually or whenever events or changes in business circumstance indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if future cash flows of the related assets are less than their carrying values.

Income Taxes
The Company accounts for income taxes under Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” (“SFAS 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Furthermore, SFAS No. 109 provides that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. Accordingly the Company has recorded a full valuation allowance against its net deferred tax assets. In addition, the Company expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets, or other significant positive evidence arises that suggests its ability to utilize such assets. The future realization of a portion of the reserved deferred tax assets related to tax benefits associated with the exercise of stock options, if and when realized, will not result in a tax benefit in the consolidated statement of operations, but rather will result in an increase in additional paid in capital. The Company will continue to re-assess reserves on deferred income tax assets in future periods on a quarterly basis.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Share Exchange Transaction, the Company’s stockholders elected for the Company to be treated as an “S” corporation under subchapter “S” of the Internal Revenue Code and as a small business corporation under similar provisions of the New York State income tax code applicable to corporations. Accordingly, no income tax provision had been recorded prior to the Share Exchange Transaction as any income earned or losses incurred and any tax credits were reported by the stockholders in their individual federal and state income tax returns.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for accounts receivable, accounts payable, prepaid expenses and accrued expenses, approximate fair value based on the short-term maturity of these instruments. The carrying amount for development funding subject to repayment is the maximum amount that would be repaid upon the occurrence of certain events as specified in the funding agreement which approximates fair value.

Stock Based Compensation
The Company has adopted SFAS No. 123(R) “Share Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and results in a charge to operations.

Non-Employee Stock Based Compensation
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force (“EITF”)Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”) which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are being amortized over the term of the related service period.

Net Loss Per Share
Net loss per share is presented under SFAS No. 128 “Earnings Per Share." (“SFAS 128”) Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the years ended December 31, 2006 and 2005 excludes potentially dilutive securities because their inclusion would be anti-dilutive. Loss per share retroactively includes 12,000,000 shares of common stock issued to the former stockholders of Odyne in the Share Exchange Transaction.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at December 31, 2006 are as follows:

Series A Convertible Preferred Stock	7,670,500
Warrants	4,648, 893
Options	505,000
Total	12,824,393

Convertible Instruments
The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records when necessary discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

Preferred Stock
The Company applies the guidance enumerated in SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ”(“SFAS150”) and “Classification and Measurement of Redeemable Securities,” (“EITF Topic D-98”) when determining the classification and measurement of preferred stock. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares in stockholders’ equity.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s preferred shares do not feature any redemption rights within the holders control or conditional redemption features not within the Company’s control as of December 31, 2006. Accordingly all issuances of preferred shares are presented as a component of stockholders equity.

Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 150.”  SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity.  SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 155 will have on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits services to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 156 will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its analysis of the impact that FIN 48 may have on its financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not impact the Company’s financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 “Accounting for Contingencies.” FSP EITF 00-19-2 amending previous standards relating to rights agreements became effective on December 21, 2006 with respect to arrangements entered into or modified beginning on such date and for the first fiscal year beginning after December 15, 2006 with respect to those arrangements entered into prior to December 21, 2006. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”).  EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”  The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006.  The Company does not expect the adoption of EITF 06-6 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations or cash flows

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 - Cash

Cash - Restricted
The Merger Agreement requires the Company to use $250,000 of the proceeds from its Private Placement during the twelve months following the closing toward establishing a comprehensive capital markets initiative. The funds are currently being held in a trust account by Sovereign Bancorp Ltd. (“Sovereign”) established specifically for this purpose. In the event one or a series of warrant redemptions result in additional proceeds to the Company of at least $1,500,000, the Company shall deposit an additional $200,000 in trust, to be held by Sovereign, and to be used for additional capital markets initiatives during the twelve months following the warrant redemption. At December 31, 2006, the restricted cash account balance was $227,583.

NOTE 5 - Property and Equipment

Property and equipment consist of the following as of December 31, 2006:

Equipment	$89,181
Furniture and fixtures	28,393
Leasehold improvements	26,398
143,972
Less: accumulated depreciation and amortization	(45,175)

Property and Equipment, Net	$98,797

Property and equipment includes $22,000 of assets financed under capital lease obligations. Depreciation and amortization amounted to $19,103 and $11,487 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6 - Capital Leases Obligations

The Company leases equipment under capital leases in which the present value of the minimum lease payments was calculated using discount rates ranging from 9% to 18% over three-year terms. A summary of capital lease obligations that remain at December 31, 2006 is as follows:

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total obligations under capital leases	$11,779
Less: current portion of lease obligations	6,817

$4,962

Minimum lease payments due in years subsequent to December 31, 2006 are as follows:

For Years Ending December 31,	Amount
2007	$7,647
2008	4,557
2009	679
Total minimum lease payments	12,883
Less: amount representing interest	1,104

Present Value of Minimum Lease Payments	$11,779

NOTE 7 - Development Funding Subject to Repayment

The Company entered into a contract in which it received development funding from the New York State Energy Research & Development Authority in the amount of $80,428 and $160,465 during for the years ended December 31, 2006 and 2005, respectively. Funding received under the terms of this agreement is subject to repayment based on a percentage of sales of the related invention or discovery as defined under the terms of the agreement. The obligation terminates upon the earlier of fifteen (15) years from the date of the first sale or, depending on whether the seller is a New York State manufacturer, upon repayment of the amount of funds received under the agreement or if seller is not a New York State manufacturer, upon repayment of three times the amount of funds received under the agreement. Development funding subject to repayment was $240,894 at December 31, 2006.

NOTE 8 - Related Parties

Concurrent with the Share Exchange Transaction, certain of the Company’s officers/stockholders contributed to additional paid in capital (i) $183,559 loans (including accrued interest of $43,559) and (ii), $623,314 of accrued officers’ salaries earned through August 31, 2006.

An officer/director purchased 50 Units in the Private Placement. Two directors purchased an aggregate of 44 Units in the Private Placement, including 24 Units exchanged for $20,000 bridge notes. These transactions were made on terms identical to those offered to unrelated parties.

NOTE 9 - Convertible Debentures

During the period of June 2006 through October 2006, the Company issued $250,000 of Convertible Debentures with warrants (the “Debenture Warrants”) to purchase 66,666 shares of common stock at an exercise price of $.75 per share. A Director of the Company participated in this transaction by purchasing Convertible Debentures in the aggregate principal amount of $20,000.

The Debenture Warrants feature a cashless exercise provision which permits the holder to net share settle these instrument for the number of shares issuable upon exercise less such number of shares equal to the exercise price of the Debenture Warrants based on the then fair value of the stock. The Debenture Warrants also provide for standard anti-dilution rights including stock splits, stock dividends, recapitalization and similar transactions in the event that the Company subsequently issues additional instruments providing for the purchase of its equity securities at prices more favorable than the exercise price of the Debenture Warrants.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Convertible Debentures featured contractual interest at the rate of 10% per annum with the full amount of principal payable on the earlier of December 31, 2006 or the date in which the Company completes the Private Placement described in Note 11. The Convertible Debentures agreement also stipulated that these instruments would become convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $.375 per share if its was determined prior to December 31, 2006 that the Private Placement described in Note 11 would not be completed. Conversely, the agreement provided for the Debentures to automatically convert into the Units to be issued in the Private Placement upon the completion of such transaction.

The Company evaluated the conversion option embedded in the Convertible Debentures to determine whether, in accordance with SFAS 133 such conversion option should be bifurcated from the convertible debentures and accounted for as a free standing derivative financial instrument. The Company determined that since the conversion option could only be realized by the holder by exercising such option and receiving the entire amount of the proceeds in a fixed number of shares or cash at the Company’s option, that the instrument is deemed conventional. Accordingly, the conversion feature was accounted for as an embedded conversion option.

The Company determined, in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), that $24,177 of the proceeds received in the financing transaction should be allocated to the Debenture Warrants and the remaining amount of the proceeds, which amounted to $225,823, should be allocated to the Convertible Debentures. The Company further determined that the effective conversion price embedded in the Convertible Debentures, (based on this allocation) amounts to $.34 per share. The fair value of the Company's common stock on the respective commitment dates within this financing transaction amounted to $.75 per share. Accordingly, the Convertible Debentures were fully discounted at the time of their respective issuances by crediting additional paid in capital since the conversion is deemed to be beneficial.

On October 17, 2006, the Convertible Debentures were converted into 304 Units upon the first closing of the Private Placement described in Note 11, which represents a 120% contractual exchange premium stipulated in the Convertible Debenture Agreement. The excess of the Units exchanged for the Convertible Debentures, which amounted to $53,570, is recorded as interest expense in the accompanying statement of operations for the year ended December 31, 2006. Aggregate noncash interest expense resulting from the Convertible Debentures amounted to $303,570 including $250,000 for the discounting of these instruments at their respective commitment dates and the $53,570 exchange premium described above.

Note 10- Commitments and Contingencies

Operating Lease
The Company conducts its operations from a single facility, under a non-cancelable operating lease expiring in June 2009 requiring minimum monthly payments that increase from $5,544 to $7,708 over the term of the lease.

Future minimum rental payments under the above non-cancelable operating lease are as follows:

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ending December 31,	Amount

2007	$87,950
2008	90,941
2009	46,252

$225,143

Rent expense amounted to $45,932 and $28,710, for the years ended December 31, 2006 and December 31, 2005, respectively. Rent expense includes $5,312 and ($2,920) for the effects of recording rent expense on a straight line basis over the term of the lease during the years ended December 31, 2006 and December 31, 2005, respectively.

Consulting and Royalty agreements
In October of 2006, the Company entered into an agreement with one of its outside engineering labor providers whereby it committed to paying for a minimum of 100 hours per month through December of 2008. Hourly rates charged under the contract are $ 80 per hour in 2007 and $ 85 per hour in 2008. In May of 2005, the Company entered into a royalty agreement with the same party that requires the Company to pay royalties for sales of vehicles containing certain proprietary source code used in the Company's PHEV system. Royalty fees range from $ 75 per vehicle to $ 850 per vehicle depending on annual volume. The Company can purchase these source codes for $ 165,000 in 2007 and $ 181,500 in 2008. The Company did not deliver any of these vehicles during the year ended December 31, 2006.

Employment Agreements

In October of 2006, the Company entered into employment agreements with its Chief Executive Officer, President and Chief Operating Officer, Executive Vice President - Engineering and Chief Technology Officer, and Executive Vice President - Operations, respectively. The employment agreements for Chief Executive Officer and President have a term of one year and may be renewed for an additional term of one year upon the mutual agreement of the Company and the executive. The employment agreements for the Engineering and Chief Technology Officer, and Executive Vice President - Operations, have a term of three years. The employment agreements provide that each executive will receive an annual salary of $140,000 during the first year of the term with increases equal to 5% of such salary on each anniversary of the effective date of the employment agreement. In addition, each executive is entitled to (a) receive a cash bonus in an amount determined by the compensation committee of the board of directors if the Company meets or exceeds certain mutually agreed upon performance goals and (b) participate in the company’s stock option plan. In October of 2006, the Company also entered into a one year employment agreement with its chief engineer that provides for an annual salary of $ 140,000 and participation in the Company’s stock option plan.

The employment agreements provide for termination of an executive’s employment without any further obligation upon the death or disability of the executive or for cause. In the event that an executive’s employment is terminated without cause or for good reason, the Company is obligated to pay such executive his salary for the remainder of the term.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Contracts

The Company recently received the following sales orders:

The Company is committed to delivering three PHEV systems to a third party who will install them in a municipality’s vehicles. The total purchase order is for $ 240,000 for which the company received a $ 100,000 deposit.

The Company is committed to installing a PHEV system in a customer provided vehicle and making additional changes to the vehicle as specified by the customer in the statement of work. The total price for the Statement of work is $ 111,000 for which the Company is awaiting receipt of a $ 55,000 deposit.

The Company committed to provide a trailer-mounted system to a customer that utilizes components from it’s PHEV system in accordance with a Statement of Work. The total statement of work is $107,285 which is payable upon completion.

The Company does not anticipate that any of these projects are likely to result in a loss. However, making estimates about revenue recognition and cost estimates on production contracts requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the time an estimate is formulated could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of the company’s revenue and cost associated with these commitments could differ materially from its estimates.

Research and Development Contract

On March 30, 2006 the Company signed a Research and Development Contract Extension with NYSERDA to develop and install a PHEV system into a refuse vehicle provided by a third party. The Company’s obligation under this agreement is to design and install the system and to provide NYSERDA with regular status reports. NYSERDA will provide funding up to an additional $161,046 for this effort. NYSERDA is entitled to a 1.5 % royalty on future sales of vehicles weighing up to 33,000 pounds that utilize the Company’s PHEV propulsion system. The maximum royalty obligation that is payable under this agreement is limited to the amount of funding received and will be recorded as a liability at the time such funding is received.

NOTE 11 - Stockholders’ Equity

Authorized Capital
The Company is authorized to issue up to 95,000,000 shares of common stock and 5,000,000 shares of preferred stock of which 6,000 shares have been designated as Series A Convertible Preferred stock.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description of Common Stock
Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors.

Description of Preferred Stock
The Company is authorized to issue up 5,000,000 shares of “blank check” Preferred Stock, par value $.001 per share, of which 6,000 shares have been designated as Series A Convertible Preferred Stock

Holders of the Series A Convertible Preferred stock are entitled, at any time, to convert their shares of Series A Convertible Preferred stock into common stock, without any further payment. Each share of Series A Convertible Preferred stock is initially convertible into 1,334 shares of common stock. The number of shares of common stock issuable upon conversion of the Series A Convertible Preferred stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of the Company’s common stock, an issuance of common stock or other securities as a dividend or distribution on the common stock, a reclassification, exchange or substitution of the common stock or a capital reorganization. In the event of a subsequent issue of common stock for cash consideration at a price less than $.75 per share, the conversion rate will be that number of shares of common stock equal to $1,000 divided by the price per share at which the common stock is issued.

Upon a merger or consolidation of the Company with or into another Company, or any transfer, sale or lease by the Company of its common stock or assets, the Series A Convertible Preferred stock will be treated as common stock for all purposes, including the determination of any assets, property or stock to which holders of the Series A Convertible Preferred stock are entitled to receive, or into which the Series A Convertible Preferred stock is converted, by reason of the consummation of such merger, consolidation, sale or lease.

Holders of Series A Convertible Preferred stock are entitled to vote their shares on an as-converted to common stock basis, and shall vote together with the holders of the common stock, and not as a separate class.

In the event of voluntary or involuntary liquidation, dissolution or winding-up of the Company, holders of Series A Convertible Preferred stock will be entitled to receive out of the Company’s assets available for distribution to its stockholders, before any distribution is made to holders of Company common stock, liquidating distributions in an amount equal to $1,000 per share. After payment of the full amount of the liquidating distributions to which the holders of the Series A Convertible Preferred stock are entitled, holders of the Series A Convertible Preferred stock will receive liquidating distributions pro rata with holders of common stock, based on the number of shares of common stock into which the Series A Convertible Preferred stock is convertible at the conversion rate then in effect. The Series A Convertible Preferred Stock holders do not have redemption rights.

Holders of the Series A Convertible Preferred stock will not be entitled to receive dividends except to the extent that dividends are declared on the common stock. Holders of the Series A Convertible Preferred stock are entitled to receive dividends paid on the common stock based on the number of shares of common stock into which the Series A Convertible Preferred stock are convertible on the record date of such dividend.

If the closing bid price of the Company’s common stock is above $5.00 per share for a period of thirty consecutive trading days, then each share of the Series A Convertible Preferred stock automatically converts into the number of shares of common stock at the conversion rate then in effect.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Exchange Transaction
As described in Note 1 the Company completed a Share Exchange Transaction on October 17, 2006. Prior to the completion of the Share Exchange Transaction, the Company’s four principal stockholders owned, in the aggregate 10,588 shares of the Company’s stock which, under the terms of a stockholders agreement dated January 1, 2004, was subject to mandatory redemption upon the death of any such stockholder at a redemption price of $167 per share. In accordance with SFAS 150, the Company presented these shares in its balance sheet as an excess of liabilities over assets since such shares were subject to a mandatory redemption requirement. The stockholders agreement was terminated upon the completion of the Share Exchange Transaction. Accordingly, upon completion of the Share Exchange Transaction, the excess of liabilities over assets was reclassified as permanent capital to reflect their recapitalization into TIG common stock. In addition, the Company reclassified the amount of its accumulated deficit, which represents losses incurred in periods in which the Company maintained its status as a Subchapter S Corporation, into additional paid in capital.

The Share Exchange Transaction was treated as a recapitalization for accounting purposes since the Company was deemed to be the accounting acquirer in this transaction. TIG had 6,000,000 shares of common stock outstanding at the time of the Share Exchange Transaction.

Contributions to Capital
As described in Notes 2 and 9, certain of the Company’s officers/stockholders contributed to additional paid in capital (i) $183,559 loans (including accrued interest of $43,559) and (ii), $623,314 of accrued officers’ salaries earned through August 31, 2006.

Private Placement of Series A Convertible Preferred Stock

Pursuant to a Confidential Private Placement Memorandum dated July 27, 2006, the Company initiated a proposed $5,000,000 Private Placement which would, for each $1,000 Unit purchased, result in the issuance of (i) one share of Series A Convertible Preferred Stock and (ii) warrants (“Investor Warrants”) to purchase 667 shares of the Company’s common stock with a contractual terms of four years. The minimum amount of the Series A Convertible Preferred Financing was $3,500,000 (“Minimum Amount”) and the maximum amount was $5,000,000. As described in Note 10, the Convertible Debenture holders were mandatory obligated to exchange their Convertible Debentures for such number of units that would result in a 120% exchange premium over the principal value of the Convertible Debentures.

The Company has agreed to file a registration statement with the Securities and Exchange Commission on or before 180 days after each closing date. The registration rights stipulated in the investor subscription agreements provide the payment of liquidated damages payable in such number of shares of common stock equal to 2% of the registerable shares up to a maximum of 20%

As a component of the Series A Convertible Preferred stock, holders were issued Investor Warrants to purchase a total of 3,835,271 shares of common stock at an exercise price of $1.00 per share expiring on October 16, 2010. The Company determined that the preferred stock was issued with an effective beneficial conversion feature for which it recorded a deemed dividend of $3,230,791an allocation of the proceeds to the relative fair values of the preferred stock and the warrants.

The Investor Warrants may be redeemed in whole or in part by the Company upon 30 days written notice, at a price of $.05 per share, provided (i) the average closing price of the common stock exceeds $3.00 per share for a period of 20 consecutive trading days ending within 15 days prior to the date on which the notice of redemption is given and the registration statement to be filed by the Company registering the common stock issued pursuant to the private placement is then effective or (ii) that the Company reports revenues in accordance with generally accepted accounting principles of at least $3.0 million for the four full reporting quarters subsequent to the closing and the resale registration statement to be filed by the Company registering the common stock issued in the private placement is then effective.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Investor Warrants contain provisions that protect the holders against dilution by adjustment of the purchase price in certain events, such as stock dividends, stock splits, and other similar events. Prior to exercise, the Investor Warrants do not confer upon holders any voting or any other rights as a stockholder. All of the Investor Warrants issued in these transactions are exercisable by the holders at any time.

The Company evaluated whether in accordance with the provisions of SFAS 150 and EITF Topic D-98, the Series A Convertible Preferred contained any features that permit the holder to settle such for shares for cash. The Company determined, based on the rights and privileges specified in the certificate of designation that there are currently no provisions that would permit the holders to redeem these shares for cash that are not solely with the Company’s control. The Company performs a classification assessment at each reporting date to determine whether a reclassification of these shares may be necessary.

The Company also evaluated the conversion option embedded in the Series A Convertible Preferred stock to determine whether, in accordance with SFAS 133 such conversion option should be bifurcated from its host instrument and accounted for as free standing derivative financial instrument. The Company determined that the conversion option meets the clearly and closely related criteria provide for in paragraph 61(l) of the implementation guidance in Appendix to SFAS 133. Accordingly, the conversion feature was accounted for as an embedded conversion option.

Commencing October 17, 2006 through December 13, 2006, the Company issued 5,750 Units to investors including (i) 5,354.Units issued for cash in three separate closings, (ii) 304 issued to the Convertible Debenture holders as described in Note 10, (iii) 13 issued in settlement of certain trade accounts payable, and (iv) 70 issued to a non-employee for corporate finance advisory services.

The Company completed its first closing of 3,033 Units on October 17, 2006. This closing included 2,651 units issued for gross proceeds amounting to $2,650,500 (net proceeds of $ $2,148,375 after the payment of transaction expenses amounting to $ 502,125). This closing resulted in the issuance of 3,033 shares of Series A Convertible Preferred stock convertible into 4,046,022 share of common stock plus Investor Warrants to purchase up to 2,023,011 shares of common stock at an exercise price of $1.00 per share.

The Company also issued at the time of this closing 303.57 Units in exchange for the Convertible Debentures described in Note 10. This exchange resulted in the issuance of 303,570 shares of Series A Convertible Preferred stock convertible into 404,962 shares of common stock plus Investor Warrants to purchase up to 202,481 shares of common stock at an exercise price of $1.00 per share.

The fair value of Investor Warrants issued in this closing amounted to $ 2,023,011 using the Black-Scholes option-pricing model with the following assumptions: fair value of common stock $ .75 , term of 4 years, volatility range of 65.36 % risk-free interest rate of 4.73%, and, dividend yield of 0.

The Company determined, based upon an allocation of the proceeds to the fair values of the Series A Preferred Stock and Investor Warrants in this closing, that the effective conversion price embedded in the Series A Convertible Preferred Shares amounts to $.35 per share. Accordingly, the Company recorded a deemed dividend in the amount of $ 513,821 based upon the effective conversion price embedded in the preferred shares times the number of shares issuable upon conversion.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 17, 2006, the Company also issued 79 Units with a fair volume of 79,000as stock based compensation to a non-employee for corporate finance advisory services. The Units were fully vested and non-forfeitable at the date of issuance

The Company completed its second closing of 2,366.97 Units on October December 6, 2006. This closing included 2,355 units issued for gross proceeds amounting to $ 2,366,970 (net proceeds of $2,095,560 after the payment of transaction expenses amounting to $ 259,910). This closing resulted in the issuance of 2,366,970 shares of Series A Convertible Preferred stock convertible into 3,157,538 share of common stock plus Investor Warrants to purchase up to 1,587,768 shares of common stock at an exercise price of $1.00 per share.

The Company also issued at the time of this closing 11.5 Units in settlement of $11,500 of trade accounts payable. This exchange resulted in the issuance of 11,500 shares of Series A Convertible Preferred stock convertible into 15,341 shares of common stock plus Investor Warrants to purchase up to 7,670 shares of common stock at an exercise price of $1.00 per share.

The fair value of Investor Warrants issued in this closing amounted to $ 2,934,561 using the Black-Scholes option-pricing model with the following assumptions: fair value of common stock $ 2.50, term of 4 years, volatility range of 66.64 % risk-free interest rate of 4.44%, and, dividend yield of 0.

The Company determined, based upon an allocation of the proceeds to the fair values of the Series A Preferred Stock and Investor Warrants in this closing, that the effective conversion price embedded in the Series A Convertible Preferred Shares amounts $. 1.86 per share. Accordingly, the Company recorded a deemed dividend in the amount of $ 2,366,970 based upon the effective conversion price embedded in the preferred shares times the number of shares issuabel upon conversion.

The Company completed its third closing of 350 Units on October December 13, 2006. This closing included 348 units for gross proceeds amount to $ 348,025 (net proceeds of $ 320,025 after the payment of transaction expenses amounting to $ 28,000). This closing resulted in the issuance of 350,000 shares of Series A Convertible Preferred stock convertible into 466,900 share of common stock plus Investor Warrants to purchase up to 223,450 shares of common stock at an exercise price of $1.00 per share.

The Company also issued at the time of this closing 1.98 Units in settlement of $ $1,980 of trade accounts payable. This exchange resulted in the issuance of 1,980 shares of Series A Convertible Preferred stock convertible into 2,641 shares of common stock plus Investor Warrants to purchase up to 13,206 shares of common stock at an exercise price of $1.00 per share.

The fair value of Investor Warrants issued in this closing amounted to $ 295,631 using the Black-Scholes option-pricing model with the following assumptions: fair value of common stock $ 1.85, term of 4 years, volatility range of 66.82 % risk-free interest rate of 4.50%, and, dividend yield of 0.

The Company determined, based upon an allocation of the proceeds to the fair values of the Series A Preferred Stock and Investor Warrants in this closing, that the effective conversion price embedded in the Series A Convertible Preferred Shares amounts $ 1.27 per share. Accordingly, the Company recorded a deemed dividend in the amount of $ 350,000 based upon the effective conversion price embedded in the preferred shares times the number of shares issuabel upon conversion.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The placement agents received warrants to purchase an aggregate of 512,958 shares of common stock at an exercise price of $.75 per share expiring on October 16, 2010. In connection with the transaction, the Company also issued four-year warrants to purchase 234,019 shares of the Company’s common stock to consultants at an exercise price of $.75 per share. The fair value of these warrants was $183,340 which was treated as a cost of the private placement. Additional expenses incurred in connection with these closings amounted to an aggregate of $208,641. These expenses were accounted for as a reduction of the offering prceeds by recording a charge to additional paid in capital.

NOTE 12 - 2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “Plan”) was adopted by the Company’s Board of Directors on October 16, 2006 and approved by the Company’s stockholders on October 17, 2006. The Plan is intended to provide a means whereby the Company may, through the grant of awards to employees, consultants and non-employee directors, attract and retain individuals whose services are considered valuable to the Company. Under the Plan, the Company is authorized to issue Incentive Stock Options intended to qualify under Section 422 of the Code, non-qualified options, SARS, restricted stock, bonus shares and dividend equivalents.

Options Granted Pursuant to 2006 Equity Incentive Plan
On October 16, 2006, the Company granted options to purchase an aggregate of 505,000 shares of its common stock to certain employees, directors and advisors of the Company at an exercise price of $.75 per share. These options, which include 405,000 shares granted to employees and directors and 100,000 shares to non-employees pursuant to the terms of certain consulting agreements, vest over four years and feature a contractual term of ten years.

The fair value of the awards granted to the non-employees for services was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: fair value of common stock $ .75, term of 2 years, volatility range of 65.36 % risk-free interest rate of 4.77%, and, dividend yield of 0. The expected term of the non-employee awards is deemed to the equal to the term of the related consulting agreements.

The fair value of the awards granted to employees and directors was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: fair value of common stock $ .75, term of 4 years, volatility range of 65.36 % risk-free interest rate of 4.77%, and, dividend yield of 0. The expected term of the non-employee awards is deemed to the equal to the term of the related consulting agreements.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its accumulated deficit and limited capital resources. Accordingly, expected dividends yields are currently zero. The volatility rate was developed based on rates obtained for similar companies whose shares are publicly traded and have sufficient trading history upon which to develop a reasonable estimate. The Company has limited historical data upon which to base an expected term. Accordinlgy, the expected term of four years represents management’s best estimate of the period of time in which grantees would likely hold their options until realizing the benefit through their exercise.

The Company only recently adopted its Plan and has only made one grant under its plan to date. Accordingly, the Company has no historical data upon which to develop its expectations. However, based upon the specific grantees involved, the Company has assumed that 80% of the options granted on October 16, 2006 will vest annually. The Company will prospectively monitor employee terminations, exercises and other factors that could affect its expectations relating to the vesting of options in future periods. The Company will adjust its assumptions relating to its expectations of future vesting and the terms of options at such times that additional data indicates that changes in these assumptions are necessary.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity for the year ended December 31, 2006 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2006	-	$-	-
Granted	505,000.75		9.8
Exercised
Forfeited or expired
Outstanding at December 31, 2006	505,000.75		9.8
Exercisable at December 31, 2006	-	$-	-

At December 31, 2006, the aggregate intrinsic value of options outstanding, based on the December 29, 2006 closing price of the Company’s common stock ($1.61 per share) amounted to $434,000. There were no options exercisable at December 31, 2006. As described above the company expects eighty percent of these stock options to vest annually.

The weighted-average grant-date fair value of all stock options granted during the year ended December 31, 2006 amounted to $ .42 per share. The aggregate fair value of all awards granted during the period amounted to $ 212,150 during the year ended December 31, 2006. There have not been any exercises of stock options to date and options have vested to date.

As of December 31, 2006, there was $ 200,368 of unrecognized compensation cost related to non-vested share-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 3.6 years.

NOTE 13 - Income Taxes

The Company, prior to the Share Exchange Transaction, was organized as a Subchapter S Corporation for Federal income tax purposes and under similar provisions for state income tax purposes in the jurisdictions in which it operates. Accordingly, losses incurred by the Company during the period of January 1, 2006 through October 16, 2006 are being reported by the principal stockholders of the Company for that period on their individual income tax returns. The Company’s pass-through loss for the period of January 1, 2006 through October 16, 2006 amounted to approximately $1,400,000 (including $250,000 of non-cash interest that would be considered a permanent difference for income tax purposes). Accordingly, the Company has not recognized any income tax benefit in the accompanying financial statements resulting from losses incurred for the period of January 1, 2006 through October 16, 2006.

At December 31, 2006, the Company has federal and state net operating loss carryforwards available to offset future taxable income, if any, of approximately $535,000 expiring at various times through 2026. The Company’s determination of the amount of its net operating loss carryforwards (“NOL’s”) includes approximately $50,000 associated TIG that arose prior to the completion of the share exchange transaction. These NOL’s may be subject to a substantial limitation under the “Change of Ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitations are likely to result in the expiration of these net operating losses prior to their utilization.

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of significant temporary differences which give rise to the Company’s deferred tax assets and liabilities are as follows:

Net Operating Losses	$210,000
Contracts Loss Reserve	10,000
Accrued Expenses and other	8,000
Stock Based Compensation	5,000
233,000
Valuation Allowance	(233,000)
Net Deferred Tax Asset	$-0-

The Company’s recorded income benefit, net of the change in the valuation allowance for each of the period presented, is as follows:

Current
Federal	$-
State	-
-
Deferred
Federal	(183,000)
State	(30,000)
(213,000)

Change in valuation allowance	213,000
$-

Pursuant to SFAS No. 109 “Accounting for Income Taxes,” management has evaluated the recoverability of the deferred income tax assets and the level of the valuation allowance required with respect to such deferred income tax assets. After considering all available facts, the Company fully reserved for its deferred tax assets because it is more likely than not that their benefit will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfies the realization standard of SFAS No. 109, the valuation allowance will be reduced accordingly.

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

Expected statutory rate	-34%
State income tax rate, net of Federal benefit	-5%
Permanent Differences:
S Corporation losses	27%
Non-cash interest charges	1%
-11%
Valuation allowance	11%
-

ODYNE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Major Customers

The Company had two customers to which sales amounted to 10% or more of its total sales for the year ended December 31, 2006. Net sales to these customers represent approximately 66% and 26% of total sales for the year then ended. As of December 31, 2006, accounts receivable due from these customers amounted to $12,117.

The Company had two customers to which sales amounted to 10% or more of its total sales for the year ended December 31, 2005. Net sales to these customers represent approximately 84% and 10% of total sales for the year then ended. As of December 31, 2005, accounts receivable due from these customers amounted to $45,741.

NOTE 15 - Subsequent Events

a. Subsequent to December 31, 2006, the Company issued warrants to non-employers for services to purchase 75,000 shares of its common stock at prices ranging from $ 1.60 to 1.99 for consulting services.

Grant Date	Number of Shares	Exercise Price	Expiration Date	Unit Fair Value	Total Fair Value

1/25/2007	50,000	$1.60	1/25/2009	$.81	$40,500
2/5/2007	25,000	$1.99	2/5/2011	$1.01	$25,250

The fair value of thse awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value of common stock $1.73; volatility rate 65.36%; risk free interest rate 4.77%; expected term 2 years; dividend yield 0.

b. On January 22, 2007 one of the placement agents in the Private Placement exercised its cashless exercise provision with respect to 400,902 warrants it received as consideration in the Private Placement, and received 267,268 shares of common stock of the Company.

c. On February 16, 2007 a holder 125 shares of Series A Convertible Preferred stock exercised the conversion option which resulted in the issuance of 166,750 shares of the Company’s Common Stock.

d. On February 19, 2007 an officer holding 50 shares of Series A Convertible Preferred stock exercised the conversion option which resulted in the issuance of 66,700 shares of the Company’s Common Stock.

e. On March 1, 2007, an investor holding 50 shares of Series A Convertible Preferred Stock exercised the conversion option which resulted in the issuance of 66,700 shares of the Company's common stock.

f. On March 1, 2007, the Company issued 20,000 stock options to a newly hired employee at an exercise price of $1.65, which was equal to the fair value of the stock on the date of grant. The fair value of the award amounted to $15,800, which was priced using Black-Scholes option pricing model with the same assumptions described in item a. above.