Form 10QSB
period 2007-03-31
ODYNE CORP
filed 2007-05-15
CIK 1346377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to _____________

Commission File Number: 33-130768

ODYNE CORPORATION
(Exact Name Of Small Business Issuer As Specified In Its Charter)

Delaware	13-4050047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

89 Cabot Court, Suite L, Hauppauge, NY 11788
(Address of Principal Executive Offices)

(631) 750-1010
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 9, 2007, 19,238,896 shares of the issuer’s Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

ODYNE CORPORATION AND SUBSIDIARY
FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2007

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$1,981,690
Cash - restricted	148,320
Accounts receivable, net	133,989
Inventory	350,698
Prepaid insurance	87,234

Total current assets	2,701,931

Property and equipment, net	131,658
Intangible assets - patents	14,000
Other assets	10,000

TOTAL ASSETS	$2,857,589

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$377,715
Accrued payroll and other operating expenses	106,779
Customer deposits	263,000
Accrued losses on contracts in progress	10,363
Current maturities of capital lease obligations	6,006

Total current liabilities	763,863

Capital lease obligations, net of current maturities	3,929
Development funding subject to repayment	240,894

TOTAL LIABILITIES	1,008,686

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 4,994,000 shares authorized, 0 shares issued and outstanding	-
Series A Convertible Preferred Stock, $0.001 par value; 6,000 authorized; 5,521 shares issued and outstanding, liquidation rights $ 1,000 per share	6
Common stock, $0.001 par value per share; 95,000,000 shares authorized; 18,573,536 shares issued and outstanding	18,573
Additional paid-in-capital	6,687,811
Accumulated deficit	(4,857,487)

TOTAL STOCKHOLDERS' EQUITY	1,848,903

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,857,589

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006

SALES	$22,782	$53,660

COST OF SALES	120,731	54,945

GROSS LOSS	(97,949)	(1,285)

OPERATING EXPENSES
Research and development	508,354	161,038
General and administrative	437,002	53,774
TOTAL OPERATING EXPENSES	945,356	214,812

LOSS FROM OPERATIONS	(1,043,305)	(216,097)

OTHER INCOME (EXPENSE)
Interest income	27,449	-
Interest (expense)	(554)	(8,651)
TOTAL OTHER INCOME (EXPENSE)	26,895	(8,651)

NET LOSS	$(1,016,410)	$(224,748)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING- BASIC AND DILUTED	18,324,195	12,000,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2007
(UNAUDITED)

	Convertible Preferred Stock				Additional
	Series A		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2007	5,750	6	18,000,000	18,000	6,669,870	(3,841,077)	2,846,799

Share based payments					18,514		18,514
Cashless exercises of warrants			267,268	267	(267)
Conversions of Series A Convertible preferred
Stock to Common Shares, including 66,700
for shares converted by an officer of the company	(229)		306,268	306	(306)
Net loss						(1,016,410)	(1,016,410)

Balance at March 31, 2007	5,521	$6	18,573,536	$18,573	$6,687,811	$(4,857,487)	$1,848,903

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,016,410)	$(224,748)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	13,676	5,439
Share based payments	18,514	-
Changes in operating assets and liabilities:
Cash - restricted	79,263
Accounts receivable	(97,782)	46,493
Inventory	(218,105)	(45,000)
Prepaid expenses and other current assets	12,184	837
Accounts payable	128,461	65,047
Accrued payroll and other operating expenses	(12,596)	42,874
Customer deposits	55,500	-
Billings in excess of costs incurred on contracts in progress	-	71,027
Accrued losses on contracts in progress	(16,576)	-
Deferred compensation payable to officers	-	86,997
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,053,871)	48,966

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(46,537)	-
NET CASH USED IN INVESTING ACTIVITIES	(46,537)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans made to the Company by officers	-	4,669
Repayment of loans made to the Company by officers	-	(1,500)
Capital lease payments	(1,844)	(1,393)
Net repayment under lines of credit	-	(47,986)
NET CASH USED IN FINANCING ACTIVITIES	(1,844)	(46,210)

NET (DECREASE) INCREASE IN CASH	(1,102,252)	2,756

CASH– beginning of period	3,083,942	500

CASH – end of period	$1,981,690	$3,256

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto of Odyne Corporation., (the “Company” or “Odyne”) included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Organization

The accompanying condensed consolidated financial statements presented are those of Odyne Corporation (the “Company” or “Odyne”), which was originally formed as a Subchapter S Corporation in the State of New York on August 3, 2001. The Company designs, develops, manufactures and installs Plug-in Hybrid Electric Vehicle (“PHEV”) propulsion systems for medium and heavy duty trucks and buses using its proprietary technology.

Merger of Technology Integration Group , Inc. and Odyne Corporation

Pursuant to an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), Technology Integration Group, Inc. (“TIG”), through a newly-formed acquisition subsidiary, acquired all of the outstanding common stock of the Company on October 17, 2006. TIG, in exchange for the Company’s stock, issued 12,000,000 shares of its common stock directly to the Company’s stockholders (the “Share Exchange Transaction”). Following the Share Exchange Transaction, the existing stockholders of TIG retained 6,000,000 shares of TIG’s outstanding common stock and the Company’s stockholders became the majority owners of TIG. TIG was incorporated in the State of Delaware on February 3, 1999.

Prior the Share Exchange Transaction, TIG was a publicly-traded corporation with nominal operations of its own. TIG, immediately following the Share Exchange Transaction, changed its name to Odyne Corporation and continued to carry on the operations of the Company. The Share Exchange Transaction has been accounted for as a reverse merger and recapitalization transaction in which the original Odyne is deemed to be the accounting acquirer. Accordingly, the accompanying condensed consolidated financial statements present the historical financial position, results of operations and cash flows of Odyne, adjusted to give retroactive effect to the recapitalization of Odyne into TIG.

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES

The Company’s net loss amounted to $1,016,410 for the three months ended March 31, 2007. The Company’s accumulated deficit amounted to $4,857,487 at March 31, 2007. The Company also used $1,053,871 of cash in its operating activities during the three months ended March 31, 2007. The Company currently has $1,938,068 of working capital available to fund its operations. The Company believes it has sufficient capital resources to sustain operations through March 31, 2008; however, the Company must obtain additional capital and increase revenue in order to ensure it has the capital resources it needs to pursue its planned operations beyond March 31, 2008. If the Company is unable to obtain additional capital, it will have to implement a cost cutting plan, reduce the size of its operating structure, and/or sell assets to conserve its liquidity.

In the year ended December 31, 2006, the Company received gross proceeds of $5,354,595 (net proceeds of $4,355,319 after the payment of $998,676 in transaction expenses) in a private placement (the “Private Placement”) of 5,750 Units (the “Units”). The Company also received $250,000 from its issuance of convertible debentures (the “Convertible Debentures”) that the holders exchanged for Units upon the first closing of the Private Placement in October 2006. Upon the completion of the Share Exchange transaction referred to in Note 1, the Company also effectuated a recapitalization of certain indebtedness to officers/stockholders into permanent capital, including (i) $1,766,496 for the fair value of common stock subject to mandatory redemption under a stockholders agreement that was terminated at the time of the Share Exchange Transaction, (ii) $623,314 of deferred compensation payable to certain officers/stockholders and (iii) $183,559 of loans payable to officers.

The Company believes that the completion of its Private Placement and recapitalization of liabilities due to officers/stockholders in 2006 substantially improved its overall liquidity. However, the Company will still be required to devote substantially all of its capital resources to its research and development activities, developing its manufacturing infrastructure and penetrating possible markets for its PHEV propulsion system. The Company will need to raise substantial additional funds to achieve commercialization of its PHEV system and continue the pursuit of its business plan. The company also cannot provide any assurance that it will ultimately be successful in its efforts to commercialize its PHEV propulsion system.

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES, continued

Additionally, there can be no assurance that unforeseen circumstances will not have a material effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. Measures to conserve liquidity could include, but not necessarily be limited to, reducing the size of the workforce, reducing overhead expenses and curtailing plans to pursue the growth of the business. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all. The Company can also not provide any assurance that even it is successful in efforts to raise additional capital, the proceeds of any such financing transactions will enable it to develop its business to a level in which it is actually generating operating profits and positive cash flows.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of March 31, 2007, the Company had cash balances in excess of federally insured limits of approximately $1,930,000. Management believes that the financial institutions that hold the Company’s deposits are financially sound and pose minimal credit risk.

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses on its existing accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s customers include municipal governments, public utilities and not-for-profit organizations. The Company’s credit losses to date have been minimal. Accordingly, the Company established a $3,000 allowance for doubtful accounts at December 31, 2006, which remains unchanged at March 31, 2007.

Inventory

Inventories include raw material and assembled parts. Inventory is stated at the lower of cost, determined by the first-in first out (“FIFO”) method, or market.

Revenue and Cost Recognition

•	Fixed Price Production Contracts

Revenues from fixed-price production contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. The Company considers expended cost to be the best available measure of progress on these contracts. Revenues generated from fixed-price contracts amounted to $22,782 and $43,973 for the three months ended March 31, 2007 and 2006, respectively. Cost of revenues earned on fixed-price contracts includes direct contract costs such as materials, labor, subcontract labor, payroll, payroll taxes, insurance and other sundry direct costs, and indirect contract costs such as travel, supplies and depreciation. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. For the three months ended March 31, 2007, the Company determined that a reduction in its provision for losses on contracts in progress in the amount of $16,576 was required to reduce the provision for estimated losses to $10,363 as of March 31, 2007.

Accounts receivable represents progress billings and unbilled receivables that the Company rendered in the course of performing the work under contract.

Completed - Contract Method

Under the completed contract method, revenue and cost of individual contracts are included in operations in the year during which they are completed. Loses expected to be incurred on contracts in progress are charged to operations in the period such loses are determined. The aggregate of cost of uncompleted contracts in excess of related billings is included in inventory, and the aggregate of billings on uncompleted on uncompleted contracts in excess of related cost is shown as a liability. The Company adopted this accounting method effective January 1, 2007 in order to account for its short term fixed price contracts. No revenue was recognized using this method during the three months ended March 31, 2007.

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	Time and Materials Contracts

Revenues from time and materials contracts are billed, including profits, as incurred based on a fixed labor rate plus materials. Revenues generated from time and materials contracts amounted to $-0- and $9,686 for the three months periods ended March 31, 2007 and 2006, respectively. Cost of revenues from time and materials contracts includes labor and materials.

The Company will be obligated to provide a one-year product warranty with respect to a contract it entered into in 2005. As of March 31, 2007, the product was not completed. Accordingly, no provision for warranty costs has been recorded.

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

The Company has received non-refundable development funding from various governmental and/or energy related agencies, including Long Island Power Authority, the Electric Power Research Institute, New York State Energy Research & Development Authority and the Greater Long Island Clean Cities Coalition. These research projects are funded, in part, by third parties and expensed as incurred. The company records non refundable development funds as a reduction of research and development cost. No such non-refundable development funding was received in the three month periods ended March 31, 2007 and 2006.

Property and Equipment

Property and equipment, including assets acquired under capital leases, are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Equipment and furniture and fixtures are depreciated over estimated useful lives of 3 years.

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

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. (Note 10)

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

Stock-Based Compensation

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

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under SFAS 123(R), SBP awards are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and results in a charge to operations.

Non-Employee Stock Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force (“EITF”)Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”) which requires that such equity instruments be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are being amortized over the term of the related service period.

Net Loss Per Share

Net loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share." (“SFAS 128”) Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three month periods ended March 31, 2007 and 2006 excludes potentially dilutive securities because their inclusion would be anti-dilutive. Loss per share retroactively includes 12,000,000 shares of common stock issued to the former stockholders of Odyne in the Share Exchange Transaction, as if these shares were outstanding for all periods presented.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at March 31, 2007 are as follows:

Series A Convertible Preferred Stock	7,364,273
Warrants	4,323,013
Options	525,000
Total	12,212,286

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

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits services to subsequently measure each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The adoption of this pronouncement did not have an effect on the accompanying consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this pronouncement did not have an effect on the accompanying consolidated financial statements.

 In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an effect on the accompanying consolidated financial statements.

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Cash

Cash - Restricted

The Private Placement Agreement requires that the Company use $250,000 of the proceeds from its Private Placement during the twelve months following the closing toward establishing a comprehensive capital markets initiative. The initial closing occurred on October 17, 2006. The funds are currently being held in a trust account by Sovereign Bancorp Ltd. (“Sovereign”) established specifically for this purpose. At March 31, 2007, the restricted cash account balance was $148,320. In the event one or a series of warrant exercises result in additional proceeds to the Company of at least $1,500,000, the Company would be required to deposit an additional $200,000 in trust, to be held by Sovereign, and to be used for additional capital markets initiatives during the twelve months following the warrant exercise.

NOTE 5 - Development Funding Subject to Repayment

The Company entered into a contract in which it received development funding from the New York State Energy Research & Development Authority in the amount of $64,173 during the three month period ended March 31, 2006. Funding received under the terms of this agreement is subject to repayment based on a percentage of sales of the related invention or discovery as defined under the terms of the agreement. The obligation terminates upon the earlier of fifteen (15) years from the date of the first sale or upon repayment of the amount of funds received under the agreement. Development funding subject to repayment amounts to $240,894 at March 31, 2007 and is presented as a liability in the accompanying balance sheet. This contract was recently amended as described in note 7.

NOTE 6 - Related Parties

On February 19, 2007 an officer holding 50 shares of Series A Convertible Preferred stock exercised the conversion option which resulted in the issuance of 66,700 shares of the Company’s Common Stock to this individual (note 8)

NOTE 7 - Commitments and Contingencies

Operating Lease

The Company conducts its operations from a single facility, under a non-cancelable operating lease expiring in June 2009 requiring minimum monthly payments that increase from $7,210 to $7,708 over the term of the lease.

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum rental payments under the above non-cancelable operating lease are as follows:

For the Twelve Months Ended March 31,	Amount

2007	$88,663
2008	91,773
2009	23,126

$203,512

Rent expense amounted to approximately $21,800 and $9,500, for the three month periods ended March 31, 2007 and 2006, respectively. Rent expense includes $179 and ($865) for the effects of recording rent expense on a straight line basis over the term of the lease during the three month periods ended March 31, 2007 and 2006, respectively.

Consulting and Royalty agreements

In October of 2006, the Company entered into an agreement with one of its outside engineering labor providers whereby it committed to paying for a minimum of 100 hours per month through December of 2008. Hourly rates charged under the contract are $80 per hour in 2007 and $85 per hour in 2008. In May of 2005, the Company entered into a royalty agreement with the same party that requires the Company to pay royalties for sales of vehicles containing certain proprietary source code used in the Company's PHEV system. Royalty fees range from approximately $75 per vehicle to $600 per vehicle depending on annual volume. The Company can purchase these source codes for $65,000 in 2007 and $181,500 in 2008. Through March 31, 2007, the Company did not deliver any vehicles containing this source code.

 Recent Sales Contracts and Development Arrangements

The Company recently received the following sales orders:

The Company is committed to delivering three PHEV systems to a third party who will install them in a municipality’s vehicles. The total purchase order is for $240,000 for which the Company received a $100,000 deposit.

The Company is committed to installing a PHEV system in a customer provided vehicle and making additional changes to the vehicle as specified by the customer in the statement of work. The total price for the Statement of work is $157,285 for which the Company has received $75,000 in deposits.

The Company committed to provide a trailer-mounted system to a customer that utilizes components from its PHEV system in accordance with a Statement of Work. The total statement of work is $111,000 which is payable upon completion. The Company received a $55,500 deposit for this Statement of Work in April 2007.

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company does not anticipate that any of these projects are likely to result in a loss. However, making estimates about revenue recognition and cost estimates on production contracts requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the time an estimate is formulated could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of the Company’s revenue and cost associated with these commitments could differ materially from such estimates.

On March 30, 2006 the Company signed a Research and Development Contract Amendment of its existing $249,722 with NYSERDA to develop and install a PHEV system into a refuse vehicle provided by a third party. The Company’s obligation under this amendment is to design and install the system and to provide NYSERDA with regular status reports. NYSERDA will provide up to  $161,046 of funding for this effort. NYSERDA is entitled to a 1.5 % royalty on future sales of PHEV systems used in vehicles weighing up to 33,000 pounds that utilize the Company’s PHEV propulsion system. The maximum royalty obligation that is payable under this agreement is limited to the amount of funding received, which amount will be recorded as a liability at the time such funding is received.

On April 25, 2007, the Company entered into a Strategic Partnership Agreement with a company that sells buses in the western United States (“Distributor”). Under the terms of the agreement, the Company granted to the Distributor an exclusive right to sell retrofitted buses (excluding school buses) using it’s PHEV system in California and Nevada. The exclusivity granted to the Distributor is subject to certain performance requirements and other limitations contained in the agreement.

Under the terms of the agreement, the Company and the Distributor will build a demonstration vehicle. The Distributor will supply a vehicle in which the Company will install its PHEV system and charge the Distributor for its material cost. The demonstration unit will be used to attempt to obtain statutory “CARB approval” in California. Under the terms of the agreement, the Company is not required to go forward with the approval process if third party funding to pay for the process is not secured. If the approval process does go forward, and if, after 210 days, CARB approval is not obtained, the Company agreed that, at the request of the Distributor, it would purchase the vehicle for a price equal to the Distributor’s material cost (up to $80,000) plus the price the Company charged the Distributor for its materials. If CARB approval is obtained, the parties agreed to engage in an undetermined amount of joint marketing.

Additionally, subject to certain terms and conditions contained in the agreement, the Company agreed to pay the Distributor a royalty fee ranging from 3.5 % to 5.0%, based on volume of bus sales, other than school buses, containing the PHEV system, by other manufacturers and Distributors in its territory.

On February 5, 2007 the Company entered into an agreement with a public relations firm for the performance of public relations services. Under the terms of agreement the Company is committed to paying a monthly fee ranging from $ 3,000 to $ 5,000 per month through January, 2008. Payments for these services are being made from the restricted cash account described in note 4.

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 24, 2007, the Company entered into a Memorandum of Understanding with a company that manufactures and sells vehicles that are used for aerial truck applications. Under the terms of the agreement, the Company granted the vehicle distributor an exclusive right to sell vehicles with aerial truck applications using the PHEV system. The exclusivity granted to the distributor is subject to certain performance requirements and other limitations contained in the agreement. The Company agreed to share the cost of developing a prototype unit with the vehicle distributor. The Company does not anticipate that the estimated cost of developing the prototype will have a material impact on its operations.

On March 28, 2007, the Company entered into a Sales and Marketing Agreement with a company that repairs, reconditions and retrofits medium and heavy duty trucks and buses in the western United States (“Retrofit Installer”). Under the terms of the agreement, the Company granted to the Retrofit Installer an exclusive right to retrofit vehicles (other than school buses) using it’s PHEV system in California, Nevada and Arizona. The exclusivity granted to the Retrofit Installer is subject to certain performance requirements and other limitations contained in the agreement.

On March 28, 2007, the Company entered into a Sales and Marketing Agreement with a company that repairs, reconditions and retrofits medium and heavy duty trucks and busses in the western United States (“Retrofit Installer”). Under the terms of the agreement, the Company granted to the Retrofit Installer an exclusive right to retrofit vehicles (other than school buses) using it’s PHEV system in California, Nevada and Arizona. The exclusivity granted to the Retrofit Installer is subject to certain performance requirements and other limitations contained in the agreement.

Additionally, subject to certain terms and conditions contained in the agreement, the Company agreed to pay the Retrofit Installer a sales commission ranging from 2.0 % to 5.0 % of sales of its PHEV systems in the territory to original equipment manufacturers that do not use the Retrofit Installer as the installing company.

NOTE 8 - Stockholders’ Equity

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

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Among other rights, the holders of the Series A Convertible Preferred stock are entitled, at any time, to convert their shares of Series A Convertible Preferred stock into common stock, without any further payment.

Each share of Series A Convertible Preferred stock is initially convertible into 1,334 shares of common stock. In the event of any subsequent issuances of common stock for cash consideration at a price of less than $.75 per share, the conversion rate will be that number of shares of common stock equal to $1,000 divided by the price per share at which the common stock is issued.

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

Conversions of Series A Convertible Preferred Stock

During the three months ended March 31, 2007, holders of 229.59 shares of Series A Convertible Preferred stock elected to convert their preferred shares into 306,268 shares of common stock. These exercises include:

On February 16, 2007 a holder 125 shares of Series A Convertible Preferred stock exercised the conversion option which resulted in the issuance of 166,750 shares of the Company’s Common Stock.

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 19, 2007 an officer holding 50 shares of Series A Convertible Preferred stock exercised the conversion option which resulted in the issuance of 66,700 shares of the Company’s Common Stock to this individual (Note 6).

On March 15, 2007 a holder of 54 shares of Series A Convertible Preferred stock exercised the conversion option which resulted in the issuance of 72,818 shares of the Company’s Common Stock to this individual.

In connection with registration rights granted to the investors in the Private Placement transaction described in Note 2, the Company was obligated to file a registration statement with the Securities and Exchange Commission (the “SEC”) on or before 180 days after each closing date. The registration rights stipulated in the investor subscription agreements provide for the payment of liquidated damages payable in such number of shares of common stock equal to 2% of the registerable shares up to a maximum of 20%. The Company filed the required registration statement with respect to the entire private placement with the SEC on April 17, 2007.

NOTE 8 - Stockholders’ Equity, continued

Common Stock Purchase Warrants

A summary of the status of the Company’s outstanding common stock purchase warrants as of March 31, 2007 and changes during the three months ended March 31, 2007 are as follows:

	Number of options	Weighted average exercise price
Outstanding at January 1, 2007	4,648,915	$.96
Granted	75,000	$1.73
Exercised	(400,902)	$.75

Outstanding at March 31, 2007	4,323,013	$.99

During the three month period ended March 31, 2007, the Company issued 75,000 common stock purchase warrants to non-employees for services with exercise prices ranging from $1.60 to 1.99 per share for consulting services as follows:

Grant Date	Number of Shares	Exercise Price	Expiration Date	Unit Fair Value	Total Fair Value

1/25/2007	50,000	$1.60	1/25/2009	$.81	$40,500
2/5/2007	25,000	$1.99	2/5/2011	$1.01	$25,250

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value of common stock $1.73; volatility rate 65.36%; risk free interest rate 4.77%; expected term 2 years; dividend yield 0.

On January 22, 2007 one of the placement agents in the Private Placement exercised its cashless exercise provision with respect to 400,902 warrants and received 267,268 shares of common stock of the Company.

NOTE 9 - 2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “Plan”) was adopted by the Company’s Board of Directors on October 16, 2006 and approved by the Company’s stockholders on October 17, 2006. Awards may be granted to employees, consultants and non-employee directors. Under the Plan, the Company is authorized to issue Incentive Stock Options intended to qualify under Section 422 of the Code, non-qualified options, SARS, restricted stock, bonus shares and dividend equivalents.

On March 1, 2007, the Company issued 20,000 stock options to a newly hired employee at an exercise price of $1.65 per share, The fair value of this award was estimated to be $15,800 at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value of common stock $1.65 volatility rate 65.36%; risk free interest rate 4.77%; expected term 4 years; dividend yield 0.

As of March 31, 2007, an aggregate of 525,000 options were outstanding at a weighted average exercise price of $.78 per share. These options, which include 425,000 shares granted to employees and directors and 100,000 shares to non-employees pursuant to the terms of certain consulting agreements, vest over four years and feature a contractual term of ten years.

The volatility rate used through March 31, 2007 was developed based on rates obtained for similar companies whose shares are publicly traded and have sufficient trading history upon which to develop a reasonable estimate. The Company has limited historical data upon which to base an expected term. Accordingly, the expected term of four years represents management’s best estimate of the period of time in which grantees would likely hold their options until realizing the benefit through their exercise. The Company has assumed that 80% of the options granted will vest annually. It believes that this rate is reasonable until such time as it develops reliable historical data.

The Company will continue momitoring its employee stock option activity and will adjust its assumptions relating to volatility and to its expectations of future vesting and the terms of options at such times that additional data indicates that changes in these assumptions are necessary.

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of option activity for the three months ended March 31, 2007 is as follows:

			Weighted -
		Weighted -	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term
Outstanding January 1, 2007	505,000	$0.75	9.5
Granted	20,000	1.65	9.9
Exercised
Forfeited or expired
Outstanding March 31, 2007	525,000	$0.78	9.5

Exercisable at March 31,2007	-	-	-

At March 31, 2007, the aggregate intrinsic value of options outstanding, based on the March 30, 2007 closing price of the Company’s common stock ($1.81 per share) amounted to $563,000. There were no options exercisable at March 31, 2006. As described above the Company expects eighty percent of these stock options to vest annually.

The weighted-average grant-date fair value of all stock options granted during the three months ended March 31, 2007 amounted to $ 1.65 per share. The aggregate fair value of all awards granted during the period amounted to $ 15,800. There have not been any exercises of stock options to date and options have vested to date.

As of March 31, 2007, there was $ 154,433 of unrecognized compensation cost related to non-vested share-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 3.6 years.

NOTE 10 - Income Taxes

As describe in Note 1, the Company adopted FIN 48 effective January 1, 2007. FIN 48 requires companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company and its subsidiary intend to file consolidated federal and state income tax returns. The consolidated group for this purpose includes TIG and the subsidiary it formed to acquire the stock of Odyne through the Share Exchange Transacation completed on October 17, 2006.  TIG, previous to the Share Exchange Transaction, had nominal operations and a net operating loss of approximately $50,000.  The initial period of tax reporting with respect to the subsidiary is for the period of October 17, 2006 through December 31, 2006. TIG (previous to the Share Exchange Transaction) filed Federal and State income tax returns for the years ended December 31, 2003, 2004,and 2005 that have not been examined by the applicable Federal and State tax authorities. The Company has also not yet filed its income tax returns for the year ended December 31, 2006.

Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company financial statements. The Company’s policy, is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision.

The Company has approximately $213,000 of deferred tax assets, a substantial portion of which includes the tax effects of approximately $485,000 of net operating loss carry forwards generated subsequent to the Share Exchange Transaction to offset future taxable income through the year ended December 31, 2026.  The Company reduced its deferred tax assets and related reserve by $20,000 upon the adoption of FIN 48 for the effects of TIG's net operating losses, which became limited at the time of the Share Exhange Transaction due to the change in ownership provisions under Section 382 of the Internal Revenue Code .  The utilization of any net operating losses that the Company has generated may be subject to substantial limitations in future periods due to the “change in ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions.

The Company, as a result of having evaluated all available evidence as required under SFAS 109, fully reserved for its net deferred tax assets since it is more likely than not that the future tax benefits of these deferred tax assets will not be realized in future periods.

NOTE 11 - Employee Benefit Plan

Effective April 1, 2007, the Company established the Odyne Corporation 401(k) Profit Sharing Plan (the “Plan”) pursuant to Internal Revenue Service rules and regulations, under which eligible employees may choose to make salary reduction contributions. The Company may make a matching voluntary contribution in the amount determined by a uniform percentage of each employee’s contribution that does not exceed a Company specified percentage of defined total employee’s compensation for the year or a fixed dollar amount and a discretionary contribution that would be allocated equally as a percentage of that years 401k plan employee deferrals, excluding highly compensated employees, as defined.

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In order to be eligible for the Plan, an employee must be 21 years of age, have 1000 hours of service in the year and be employed on the last day of the calendar year. An individual Employee vests in the employer’s matching contribution 25% after one year of service, 50% after two years of service, 75% after three years of service and 100% after four years of service.

The Company made no contributions to the Plan for the three months ended March 31, 2007.

NOTE 12 - Subsequent Events

In April 18, 2007, the Company issued warrants to purchase 30,000 shares of its common stock at $1.70 per share to a non-employee for consulting services.

The fair value of this award was estimated at the date of grant to be $22,035 using the Black-Scholes option pricing model with the following weighed average assumptions: fair value of common stock $1.70; volatility rate 66.44%; risk free interest rate 4.56%; expected term 1year; dividend yield 0.

On May 9, 2007 a warrant holder exercised a cashless exercise provision with respect to 16,667 warrants and received 7,051 shares of the Company’s Common Stock.

Between April 1, 2007 and May 9, 2007, 493 shares of Series A Convertible Preferred stock were converted into 658,309 shares of the Company’s Common Stock.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the three months ended March 31, 2007, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

An investment in the Company’s Common Stock involves a high degree of risk. Stockholders and prospective purchasers should carefully consider the risk factors in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the SEC on April 13 , 2007, and other pertinent information contained in the Registration Statement on Form SB-2 of the Company, initially filed with the SEC on April 17, 2007, and which became effective on May 11,2007 as well as other information contained in the Company’s other periodic filings with the SEC. If any of the risks described therein actually occur, the Company’s business could be materially harmed.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Since our future business will be that of Odyne New York only, the information in this report is that of Odyne New York as if Odyne New York had been the registrant for all the periods presented in this report. Management’s Discussion and Analysis or Plan of Operation presented in this Item 2 and the unaudited condensed consolidated financial statements presented in Item 1 of this report include those of Odyne New York prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

For accounting purposes, Odyne New York was the acquirer in the reverse merger transaction, and consequently the transaction is treated as a recapitalization of that company. Odyne New York’s financial statements are our historical financial statements.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included under Item 1, Part I of this report.

Results of Operations - Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Loss

Our net loss for the three months ended March 31, 2007 was $1,016,410 compared to $224,748 for the three months ended March 31,2006, an increase of $791,662. The increased loss resulted primarily from and increase in general an administrative expenses of $383,228 (see explanation below) and an increase in research and development cost of $347,316.

Revenues

The company engages in two primary sources of revenue generating activities, revenues from fixed-price contracts and revenue from and time and material contracts. Revenues were $22,782 and $53,660 for the three months ended March 31, 2007 and 2006, respectively, a decrease of $30,878. We had a reduction in revenue from time and materials contracts of $9,686 as well as a reduction of our fixed-price contract revenue of $21,191.

 Cost of Revenues

Cost of revenues for the three months ended March 31 2007 and 2006 were $120,731 and $54,945 respectively, an increase of $65,786. This increase resulted from a shift in our revenue sources from time and materials contracts to fixed-price contracts as well as an increase of $40,533 resulting from an increase in allocated general and administrative cost.

Research and Development Expense

Research and development expenses were $508,354 and $161,038 for the three months ended March 31, 2007 and 2006 respectively, an increase of $347,316, or 216%. This increased spending, primarily labor and material cost, was incurred to further develop our PHEV technology that is incorporated into our products.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31 2007 and 2006 were $437002 and $53,774 respectively, an increase of $383,228 This increase includes the following increases; professional fees of $213,166, salaries of 99,060, marketing and sales promotion $24,579 and an increase in stock based compensation expense of $15,349.

Other Income and expense

Interest income was $27,449 and $-0- for the three months ended March 31, 2007 and 2006 respectively. This increase resulted from interest earned on the funds we received in connection with our private placement. Interest expense was $554 and $8,651 for the three months ended March 31, 2007 and 2006 respectively.

Liquidity and Capital Resources

The Company’s net loss amounted to $1,016,410 for the three months ended March 31, 2007. The Company’s accumulated deficit amounted to $4,857,487 at March 31, 2007. The Company also used $1,053,871 of cash in its operating activities during the three months ended March 31, 2007. The Company currently has $1,938,068 of working capital available to fund its operations. The Company believes it has sufficient capital resources to sustain operations through March 31, 2008; however, the Company must obtain additional capital and increase revenue in order to ensure it has the capital resources it needs to pursue its planned operations beyond March 31, 2008. If the Company is unable to obtain additional capital, it will have to implement a cost cutting plan, reduce the size of its operating structure, and/or sell assets to conserve its liquidity.

In the year ended December 31, 2006, the Company received gross proceeds of $5,354,595 (net proceeds of $4,355,319 after the payment of $998,676 in transaction expenses) in a private placement (the “Private Placement”) of 5,750 Units (the “Units”). The Company also received $250,000 from its issuance of convertible debentures (the “Convertible Debentures”) that the holders exchanged for Units upon the first closing of the Private Placement in October 2006. Upon the completion of the Share Exchange transaction referred to in Note 1, the Company also effectuated a recapitalization of certain indebtedness to officers/stockholders into permanent capital, including (i) $1,766,496 for the fair value of common stock subject to mandatory redemption under a stockholders agreement that was terminated at the time of the Share Exchange Transaction, (ii) $623,314 of deferred compensation payable to certain officers/stockholders and (iii) $183,559 of loans payable to officers.

The Company believes that the completion of its Private Placement and recapitalization of liabilities due to officers/stockholders has substantially improved its overall liquidity. However, the Company will still be required to devote substantially all of its capital resources to its research and development activities, developing its manufacturing infrastructure and penetrating possible markets for its PHEV propulsion system. The Company will need to raise substantial additional funds to achieve commercialization of its PHEV system and continue the pursuit of its business plan. There can be no assurance that the these funds will be available to the Company, and if available, on acceptable terms. Nor is there any assurance that it will ultimately be successful in the commercialization of its PHEV propulsion system.

The Company has taken certain measures to conserve its liquidity while it continues the effort to develop its technology. There can be no assurance that the Company will be successful in its efforts to fully commercialize its PHEV propulsion system or that the commercialization of this technology will actually improve its operating results.

Additionally, there can be no assurance that unforeseen circumstances will not have a material affect effect on the business that could require it to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all. The Company can also not provide any assurance that even it is successful in efforts to raise additional capital, at the proceeds of any such financing transactions will enable it to develop its business to a level in which it is actually generating operating profits and positive cash flows.

At March 31, 2007, our current assets exceeded our current liabilities by $1,938,068 with a ratio of current assets to current liabilities of approximately 3.5 to 1.0. At March 31, 2007, cash on hand was $1,981,690, a decrease of $1,102,252 from December 31, 2006.

Net Cash Used in operating Activities: Net cash used in operating activities totaled $1,053,871 for the three months ended March 31, 2007 as compared to cash flow provided by operating activities of $48,966 for the three months ended March 31, 2006. This increase resulted primarily from our net loss from operations of $1,043,305 Additionally, as part of our increased level of operating activity which occurred as a result of the reverse merger and private placement transactions, , we used cash to increase our inventory by $218,105 and accounts receivable by $97,782 during the three months ended March 31, 2007. We increased our level of cash during the three months ended March 31, 2007 by increasing accounts payable by $128,461 and receiving customer deposits of $55,500.

Net cash used in Investing activities: We   invested $46,537 in property and equipment during the three months ended March 31, 2007 as compared to $11,906 during the three months ended Mach 31, 2006.

Net Cash Used in Financing Activities: Net cash used in financing activities during the three months ended March 31, 2007 were for principal payments on capital leases in the amount of $1,844. The most significant use of cash in financing activities that occurred during the three months ended Mach 31, 2006 was the net repayment of credit lines in the amount of $47,986 .

On March 30, 2006 the Company signed a Research and Development Contract Extension with NYSERDA to develop and install a PHEV system into a refuse vehicle provided by a third party. The Company’s obligation under this agreement is to design and install the system and to provide NYSERDA with regular status reports. NYSERDA will provide funding up to an additional $161,046 for this effort.

On April 25, 2007, the Company entered into a Strategic Partnership Agreement with a company that sells buses on the west coast (“distributor”). Under the terms of the agreement, the distributor will supply a demonstration vehicle for which the Company will supply its PHEV system to the distributor at a price equal to material cost. The demonstration unit will be used to attempt to obtain statutory “CARB approval” in California. Under the terms of the agreement, the Company is not required to go forward with the approval process if third party funding to pay for the process is not secured. If the approval process does go forward, and if , after 210 days, CARB approval is not obtained, the Company agreed that, at the request of the distributor, would purchase the vehicle for a price equal to the distributor’s material cost (up to $80,000) plus the price the Company charged the distributor for its materials.

On April 24, 2007, the company entered into a Memorandum of Understanding with a company that manufactures and sells vehicles that are used for aerial truck applications (“distributor”). As part of the Memorandum of Understanding we agreed to share the cost of developing a prototype unit with the distributor. We do not anticipate the our net cost incurred for the development of the prototype will have a material impact on our operations.

We have no commitments to invest in capital improvements.

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

ITEM 3. CONTROLS AND PROCEDURES

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

As of December 31, 2006, we had identified certain matters that constituted a material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting, The material weakness that was identified related to the fact that that our overall financial reporting structure, internal accounting information systems, and current staffing levels are not sufficient to support the complexity of our financial reporting requirements. In the three month period ended March 31, 2007 we instituted additional control procedures which included the retention of an outside consulting firm with specific expertise in this area to assist our management team.

We believe that our internal controls risk are partially mitigated by the fact that our Chief Executive Officer and Chief Financial Officer review and approve substantially all of our major transactions and we have hired outside experts to assist us with implementing complex accounting principles. We believe that our weakness in internal control over financial reporting and our disclosure controls relate to the fact that we have limited capital resources and the incremental benefits of increasing our staff to segregate duties and address our deficiencies in our internal controls do not justify the cost. We are in the process of evaluating what cost effective alternatives might be available for us to improve our internal controls including increasing the size of our staff if sufficient capital resources become available.

ITEM 1. LEGAL PROCEEDINGS

No legal proceedings of claims are currently pending or threatened against us or involve us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2007 one of the placement agents in the Private Placement exercised its cashless exercise provision with respect to 400,902 warrants and received 267,268 shares of common stock of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS

A. Exhibits

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Odyne Corporation.

May 15, 2007	By:	/s/ Roger M. Slotkin
Roger M. Slotkin Chairman and Chief Executive Officer (Principal Executive Officer)

May 15, 2007	By:	/s/ Daniel Bartley
Daniel Bartley Chief Financial Offer (Principal Financial and Accounting Officer)