Form 10QSB
period 2007-06-30
ODYNE CORP
filed 2007-08-14
CIK 1346377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from              to

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

As of July 27, 2007, 20,960,878 shares of the issuer’s Common Stock, par value $.001 per share, were outstanding.

 Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

ODYNE CORPORATION AND SUBSIDIARY
FORM 10-QSB
QUARTERLY PERIOD ENDED JUNE 30, 2007

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$844,470
Cash - restricted	80,614
Accounts receivable, net	210,707
Inventory	283,912
Prepaid insurance	49,782

Total current assets	1,469,485

Property and equipment, net	119,241
Intangible assets - patents, net	14,000
Other assets	10,000

TOTAL ASSETS	$1,612,726

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$246,491
Accrued payroll and other operating expenses	91,357
Customer deposits	172,579
Accrued losses on contracts in progress	14,531
Current maturities of capital lease obligations	5,283

Total current liabilities	530,241

Capital lease obligations, net of current maturities	2,843
Development funding subject to repayment	244,536

TOTAL LIABILITIES	777,620

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 4,994,000 shares authorized, 0 shares issued and outstanding	-
Series A Convertible Preferred Stock, $0.001 par value; 6,000 shares authorized; 3,867 shares issued and outstanding, liquidation rights $ 1,000 per share	4
Common stock, $0.001 par value per share; 95,000,000 shares authorized; 20,794,128 shares issued and outstanding	20,794
Additional paid-in-capital	6,737,888
Accumulated deficit	(5,923,580)

TOTAL STOCKHOLDERS' EQUITY	835,106

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,612,726

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

SALES	$299,274	$115,564	$322,056	$169,224

COST OF SALES	464,305	93,176	585,036	148,121

GROSS (LOSS) PROFIT	(165,031)	22,388	(262,980)	21,103

OPERATING EXPENSES
Research and development, net of non-refundable payments received	370,880	208,065	879,234	369,103
General and administrative	545,869	96,090	982,870	149,864
TOTAL OPERATING EXPENSES	916,749	304,155	1,862,104	518,967

LOSS FROM OPERATIONS	(1,081,780)	(281,767)	(2,125,084)	(497,864)

OTHER INCOME (EXPENSE)
Interest income	16,159	-	43,608	-
Interest (expense)	(472)	(10,140)	(1,027)	(18,792)
TOTAL OTHER INCOME (EXPENSE)	15,687	(10,140)	42,581	(18,792)

NET LOSS	$(1,066,093)	$(291,907)	$(2,082,503)	$(516,656)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.05)	$(0.02)	$(0.11)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING- BASIC AND DILUTED	19,646,136	12,000,000	18,982,981	12,000,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2007
(UNAUDITED)

	Convertible Preferred Stock
	Series A		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2007	5,750	$6	18,000,000	$18,000	$6,669,870	$(3,841,077)	$2,846,799

Share based payments					70,810		70,810
Cashless exercises of warrants			281,657	282	(282)		-
Conversions of Series A Convertible Preferred
Stock to Common Shares, including 66,700
for shares converted by an officer of the company	(1,883)	(2)	2,512,471	2,512	(2,510)		-

Net loss	-	-	-	-	-	(2,082,503)	(2,082,503)

Balance at June 30, 2007	3,867	$4	20,794,128	$20,794	$6,737,888	$(5,923,580)	$835,106

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,082,503)	$(516,656)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	27,526	7,291
Share based payments	70,810	-
Changes in operating assets and liabilities:
Cash - restricted	146,969	-
Accounts receivable	(174,500)	32,457
Inventory	(151,319)	-
Prepaid expenses and other current assets	49,636	(4,128)
Accounts payable	(2,763)	52,652
Accrued payroll and other operating expenses	(28,018)	9,556
Customer deposits	(34,921)	-
Billings in excess of costs incurred on contracts in progress	-	52,879
Accrued losses on contracts in progress	(12,408)	9,989
Deferred compensation payable to officers	-	173,996
NET CASH USED IN OPERATING ACTIVITIES	(2,191,491)	(181,964)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(47,970)	-
NET CASH USED IN INVESTING ACTIVITIES	(47,970)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans made to the Company by officers	-	88,378
Repayment of loans made to the Company by officers	-	(4,000)
Capital lease payments	(3,653)	(2,994)
Developmment funding subject to repayment	3,642	56,205
Net borrowing under lines of credit	-	61,296
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11)	198,885

NET (DECREASE) INCREASE IN CASH	(2,239,472)	16,921

CASH– beginning of period	3,083,942	500

CASH– end of period	$844,470	$17,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,027	$18,792
Non-cash investing and financing activities:
Assets acquired under capital leases	-	11,906
Cashless exercise of warrants	282	-
Conversion of Series A Convertible preferred stock into Common Stock	2,512	-

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto of Odyne Corporation, (the “Company” or “Odyne”) included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

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

NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES

The Company’s net loss amounted to $2,082,503 for the six months ended June 30, 2007. The Company’s accumulated deficit amounted to $5,923,580 at June 30, 2007. The Company also used $2,191,491 of cash in its operating activities during the six months ended June 30, 2007. The Company currently has $939,244 of working capital available to fund its operations. The Company believes it does not have sufficient capital resources to sustain operations through June 30, 2008. The Company must obtain additional capital and increase revenue in order to ensure it has the capital resources it needs to pursue its planned operations beyond October 31, 2007. If the Company is unable to obtain additional capital, it will have to implement a cost cutting plan, reduce the size of its operating structure, and/ or sell assets to conserve its liquidity.

In July of 2007, in order to conserve liquidity, the President of the Company began deferring all of his salary and the Chief Executive Officer began deferring 25% of his salary. The Company is currently considering taking additional measures to conserve liquidity including, but not necessarily be limited to, reducing the size of the workforce, reducing overhead expenses and curtailing plans to pursue the growth of the business

In the year ended December 31, 2006, the Company received gross proceeds of $5,354,595 (net proceeds of $4,355,319 after the payment of $998,676 in transaction expenses) in a private placement (the “Private Placement”) of 5,750 Units (the “Units”). The Company also received $250,000 from its issuance of convertible debentures (the “Convertible Debentures”) that the holders exchanged for Units upon the first closing of the Private Placement in October 2006. Upon the completion of the Share Exchange transaction referred to in Note 1, the Company also effectuated a recapitalization of certain indebtedness to officers/stockholders into permanent capital, including (i) $1,766,496 for the fair value of common stock subject to mandatory redemption under a stockholders agreement that was terminated at the time of the Share Exchange Transaction, (ii) $623,314 of deferred compensation payable to certain officers/stockholders and (iii) $183,559 of loans payable to officers.

Although the Company’s completion of its Private Placement and recapitalization of liabilities due to officers/stockholders in 2006 substantially improved its overall liquidity, the Company must still devote substantially all of its capital resources to its research and development activities, developing its manufacturing infrastructure and penetrating possible markets for its PHEV propulsion system. The Company needs to raise substantial additional funds to achieve commercialization of its PHEV system and continue the pursuit of its business plan. The Company also cannot provide any assurance that it will ultimately be successful in its efforts to commercialize its PHEV propulsion system.

The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital will be available to it on acceptable terms, if at all. The Company can also not provide any assurance that even it is successful in efforts to raise additional capital, the proceeds of any such financing transactions will enable it to develop its business to a level in which it is actually generating operating profits and positive cash flows. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2007, the Company had cash balances in excess of federally insured limits of approximately $744,235. Management believes that the financial institutions that hold the Company’s deposits are financially sound and pose minimal credit risk.

Accounts Receivable
The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses on its existing accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s customers include municipal governments, public utilities and not-for-profit organizations. The Company’s credit losses to date have been minimal. Accordingly, the Company established a $3,000 allowance for doubtful accounts at December 31, 2006, which remains unchanged at June 30, 2007.

Revenue and Cost Recognition
•	Fixed Price Production Contracts
Revenues from fixed-price production contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. The Company considers expended cost to be the best available measure of progress on these contracts. Revenues generated from fixed-price contracts amounted to $299,274 and $ 106,948, for the three months ended June 30, 2007 and 2006, respectively and $322,056 and $150,922 for the six months ended June 30, 2007 and 2006, respectively. Cost of revenues earned on fixed-price contracts includes direct contract costs such as materials, labor, subcontract labor, payroll, payroll taxes, insurance and other sundry direct costs, and indirect contract costs such as travel, supplies and depreciation. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. For the three months ended June 30, 2007, the Company determined that an increase of $4,168 was required in its provision for losses on contracts in progress. The provision for estimated losses is $14,531 as of June 30, 2007.

•	Completed - Contract Method
Under the completed contract method, revenue and cost of individual contracts are included in operations in the year during which they are completed. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of cost of uncompleted contracts in excess of related billings is included in inventory, and the aggregate of billings on uncompleted on uncompleted contracts in excess of related cost is shown as a liability. The Company adopted this accounting method effective January 1, 2007 in order to account for its short term fixed price contracts. No revenue was recognized using this method during the six months ended June 30, 2007 .

•	Time and Materials Contracts
Revenues from time and materials contracts are billed, including profits, as incurred based on a fixed labor rate plus materials. Revenues generated from time and materials contracts amounted to $-0- and $8,616 for the three months periods ended June 30, 2007 and 2006, respectively. Revenues generated from time and materials contracts amounted to $-0- and $18,302 for the six months periods ended June 30, 2007 and 2006, respectively. Cost of revenues from time and materials contracts includes labor and materials.

The Company will be obligated to provide a one-year product warranty with respect to a contract it entered into in 2005. As of June 30, 2007, the product was not completed. Accordingly, no provision for warranty costs has been recorded.

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

The Company has received non-refundable development funding from various governmental and/or energy related agencies, including Long Island Power Authority, the Electric Power Research Institute and the Greater Long Island Clean Cities Coalition. These research projects are funded, in part, by third parties and expensed as incurred. The company records non refundable development funds as a reduction of research and development cost. The company received non-refundable development funding of -0- and $12,500 during the three month periods ended June 30, 2007 and 2006, respectively and -0- and $12,500 during the six month periods ended June 30, 2007and 2006, respectively.

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

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. (Note 10)

Prior to the Share Exchange Transaction, the Company’s stockholders elected for the Company to be treated as an “S” corporation under subchapter “S” of the Internal Revenue Code and as a small business corporation under similar provisions of the New York State income tax code applicable to corporations. Accordingly, there is no income tax provision for the three and six month periods ended June 30, 2006 as any income earned or losses incurred and any tax credits earned during these periods were reported by the stockholders in their individual federal and state income tax returns.

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

Non-Employee Stock Based Compensation
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”) which requires that such equity instruments be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are being amortized over the term of the related service period.

Net Loss Per Share
Net loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share." (“SFAS 128”) Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three and six month periods ended June 30, 2007 and 2006 excludes potentially dilutive securities because their inclusion would be anti-dilutive. Loss per share retroactively includes 12,000,000 shares of common stock issued to the former stockholders of Odyne in the Share Exchange Transaction, as if these shares were outstanding for all periods presented.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at June 30, 2007 are as follows:

Series A Convertible Preferred Stock	5,158,070
Warrants	4,319,680
Options	545,000
Total	10,022,750

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

SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The adoption of SFAS 155 has not had an effect on the Company’s condensed consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this pronouncement did not have an effect on the accompanying condensed consolidated financial statements.

 In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an effect on the accompanying condensed consolidated financial statements.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”).  EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”  The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006.  The Company does not expect the adoption of EITF 06-6 to have a material impact on its financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of this pronouncement did not have an effect on the accompanying condensed consolidated financial statements.

In December 2006, the FASB issued FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 “Accounting for Contingencies.” FSP EITF 00-19-2 amending previous standards relating to rights agreements became effective on December 21, 2006 with respect to arrangements entered into or modified beginning on such date and for the first fiscal year beginning after December 15, 2006 with respect to those arrangements entered into prior to December 21, 2006. The adoption of this pronouncement did not have an effect on the accompanying condensed consolidated financial statements.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 4 - Cash

Cash - Restricted
The Private Placement Agreement requires that the Company use $250,000 of the proceeds from its Private Placement during the twelve months following the closing toward establishing a comprehensive capital markets initiative. The initial closing occurred on October 17, 2006. At June 30, 2007, the restricted cash account balance was $80,614. In the event one or a series of warrant exercises result in additional proceeds to the Company of at least $1,500,000, the Company would be required to deposit an additional $200,000, to be held in trust and used exclusively for additional capital markets initiatives during the twelve months following the warrant exercise.

NOTE 5 - Development Funding Subject to Repayment

The Company entered into a contract in which it received development funding from the New York State Energy Research & Development Authority in the amount of $3,642 during the six month period ended June 30, 2007. Funding received under the terms of this agreement is subject to repayment based on a percentage of sales of the related invention or discovery as defined under the terms of the agreement. The obligation terminates upon the earlier of fifteen (15) years from the date of the first sale or upon repayment of the amount of funds received under the agreement. Development funding subject to repayment amounts to $244,536 at June 30, 2007 and is presented as a liability in the accompanying balance sheet. This contract was recently amended as described in note 7.

NOTE 6 - Related Parties

On February 19, 2007 an officer holding 50 shares of Series A Convertible Preferred stock exercised the conversion option which resulted in the issuance of 66,700 shares of the Company’s Common Stock to this individual (See Note 8).

NOTE 7 - Commitments and Contingencies

Operating Lease
The Company conducts its operations from a single facility, under a non-cancelable operating lease expiring in June 2009 requiring minimum monthly payments that increase from $7,210 to $7,708 over the term of the lease.

Future minimum rental payments under the above non-cancelable operating lease are as follows:

For the Twelve Months Ending June 30,	Amount

2008	89,376
2009	92,505

$181,881

Rent expense amounted to approximately $23,702 and 7,056 for the three months ended June 30, 2007 and 2006, respectively and $43,600 and $15,000, for the six months ended June 30, 2007 and 2006, respectively. Rent expense includes $ 179 and ($865) for the three months ended June 30, 2007 and 2006 respectively and $358 and ($1,732) for the six months ended June 30, 2007 for the effects of recording rent expense on a straight line basis over the term of the lease.

Consulting and Royalty agreements
In October of 2006, the Company entered into an agreement with one of its outside engineering labor providers whereby it committed to paying for a minimum of 100 hours per month through December of 2008. Hourly rates charged under the contract are $80 per hour in 2007 and $85 per hour in 2008. In May of 2005, the Company entered into a royalty agreement with the same party that requires the Company to pay royalties for sales of systems containing certain proprietary source code used in the Company's PHEV system. Royalty fees range from approximately $75 per vehicle to $600 per vehicle depending on cumulative volume. The Company can purchase these source codes for $65,000 in 2007 and $181,500 in 2008. Through June 30, 2007, the Company did not deliver any vehicles containing this source code.

On February 5, 2007 the Company entered into an agreement with a public relations firm for the performance of public relations services. Under the terms of agreement the Company is committed to paying a monthly fee ranging from $3,000 to $5,000 per month through January, 2008. Payments for these services are permitted to be made from the restricted cash account described in note 4.

Research and Development Arrangements
On March 30, 2006 the Company signed a Research and Development Contract Amendment to its NYSERDA agreement to also develop and install a PHEV system into a refuse vehicle provided by a third party. The Company’s obligation under this amendment is to design and install the system and to provide NYSERDA with regular status reports. NYSERDA will provide up to $161,046 of funding for this effort. NYSERDA is entitled to a 1.5 % royalty on future sales of PHEV systems used in vehicles weighing up to 33,000 pounds that utilize the Company’s PHEV propulsion system. The maximum royalty obligation that is payable under this agreement is limited to the amount of funding received, which amount will be recorded as a liability at the time such funding is received. Total funding received through June 30, 2007 amounted to $ 244,536.

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

Exclusive retrofitting and sales arrangements
On November 21, 2006, the Company entered into a Sales and Marketing Agreement with a company that repairs, reconditions and retrofits medium and heavy duty trucks and buses (“Retrofit Installer”). Under the terms of the agreement, the Company granted to the Retrofit Installer an exclusive right to retrofit heavy duty trucks using its PHEV system in New York, New Jersey and Connecticut. The exclusivity granted to the Retrofit Installer is subject to certain performance requirements and other limitations contained in the agreement.

On March 28, 2007, the Company entered into a Sales and Marketing Agreement with a company that repairs, reconditions and retrofits medium and heavy duty trucks and busses in the western United States (“Retrofit Installer”). Under the terms of the agreement, the Company granted to the Retrofit Installer an exclusive right to retrofit vehicles (other than buses) using its PHEV system in California, Nevada and Arizona. The exclusivity granted to the Retrofit Installer is subject to certain performance requirements and other limitations contained in the agreement.

Additionally, subject to certain terms and conditions contained in the agreement, the Company agreed to pay the Retrofit Installer a sales commission ranging from 2.0 % to 5.0 % of sales of its PHEV systems in the territory to original equipment manufacturers that do not use the Retrofit Installer as the installing company.

On April 25, 2007, the Company entered into a Strategic Partnership Agreement with a company that sells buses in the western United States (“Distributor”). Under the terms of the agreement, the Company granted to the Distributor an exclusive right to sell retrofitted buses (excluding school buses) using its PHEV system in California and Nevada. The exclusivity granted to the Distributor is subject to certain performance requirements and other limitations contained in the agreement.

Under the terms of the agreement, the Company and the Distributor will build a demonstration vehicle. The Distributor will supply a vehicle in which the Company will install its PHEV system and charge the Distributor for its material cost. Additionally, subject to certain terms and conditions contained in the agreement, the Company agreed to pay the Distributor a royalty fee ranging from 3.5 % to 5.0%, based on volume of bus sales, other than school buses, containing the PHEV system, by other manufacturers and Distributors in its territory. No amounts are due under this arrangement as of June 30, 2007.

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

Conversions of Series A Convertible Preferred Stock

During the six months ended June 30, 2007, holders of 1,883.41 shares of Series A Convertible Preferred stock elected to convert their preferred shares into 2,512,471 shares of common stock. These exercises included, on February 19, 2007, an officer holding 50 shares of Series A Convertible Preferred stock exercising the conversion option which resulted in the issuance of 66,700 shares of the Company’s Common Stock to this individual (Note 6).

In connection with registration rights granted to the investors in the Private Placement transaction described in Note 2, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the “SEC”) on April 17, 2007.

Common Stock Purchase Warrants

A summary of the status of the Company’s outstanding common stock purchase warrants as of June 30, 2007 and changes during the six months ended June 30, 2007 are as follows:

	Number of options	Weighted average exercise price
Outstanding at January 1, 2007	4,648,915	$0.96
Granted	105,000	$1.72
Exercised	(434,236)	$0.75
Outstanding at June 30, 2007	4,319,679	$1.00

Warrants issued
During the six month period ended June 30, 2007, the Company issued 105,000 common stock purchase warrants to non-employees for services with exercise prices ranging from $1.60 to 1.99 per share for consulting services as follows:

Grant Date	Number of Shares	Exercise Price	Expiration Date

1/25/2007	50,000	$1.60	1/25/2009
2/5/2007	25,000	$1.99	2/5/2011
4/18/07	30,000	$1.70	4/18/12

The fair value of these awards, which are being recorded using the measurement date guidelines enumerated in EITF 96-18, was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: fair value of common stock $1.06; volatility rate 65.36%; risk free interest rate 4.77%; expected term 2 years; dividend yield 0.

Total compensation expense for these awards, which amount to $40,046 and $46,687 for the three and six months ending June 30, 2007, respectively, is included in general and administrative expense in the accompanying statements of operations.

Warrants exercised
During the six month period ended June 30, 2007 placement agents involved in the Private Placement exercised the cashless exercise provision with respect to 400,902 warrants and received 267,268 shares of common stock of the Company.

During the six month period ended June 30, 2007 individuals that received warrants in connection with the issuance of convertible debentures exercised the cashless exercise provision with respect to 33,334 warrants and received 14,389 shares of common stock of the Company

NOTE 9 - 2006 Equity Incentive Plan

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

On March 1, 2007, the Company issued 20,000 stock options to a newly hired employee at an exercise price of $1.65 per share, The fair value of this award was estimated to be $15,800 at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value of common stock $1.65; volatility rate 65.36%; risk free interest rate 4.77%; expected term 4 years; dividend yield 0.

On May 29 2007, the Company issued 20,000 stock options to a newly hired employee at an exercise price of $.65 per share, The fair value of this award was estimated to be $7,541 at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value of common stock $.65; volatility rate 73.21%; risk free interest rate 4.82%; expected term 4 years; dividend yield 0.

As of June 30, 2007, an aggregate of 545,000 options were outstanding at a weighted average exercise price of $.78 per share. These options, which include 445,000 shares granted to employees and directors and 100,000 shares to non-employees pursuant to the terms of certain consulting agreements, vest over four years and feature a contractual term of ten years.

The volatility rate used through June 30, 2007 was developed based on rates obtained from a similar company whose shares are publicly traded and have sufficient trading history upon which to develop a reasonable estimate. The Company has limited historical data upon which to base an expected term. Accordingly, the expected term of four years represents management’s best estimate of the period of time in which grantees would likely hold their options until realizing the benefit through their exercise. The Company has estimated that based upon assumed employee retention, 80% of the options granted entitled to vest by their terms, will actually vest annually. It believes that this rate is reasonable until such time as it develops reliable historical data.

A summary of option activity for the six months ended June 30, 2007 is as follows:

			Weighted -
		Weighted -	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term
Outstanding January 1, 2007	505,000	$0.75	9.2
Granted	40,000	1.15	9.7
Exercised
Forfeited or expired
Outstanding June 30, 2007	545,000	$0.78	9.2

Exercisable at June 30, 2007	-	-	-

At June 30, 2007, there was no aggregate intrinsic value of options outstanding, based on the June 30, 2007 closing price of the Company’s common stock ($.35 per share). There were no options exercisable at June 30, 2007. As described above, the Company has estimated that based upon assumed employee retention, 80% of the options granted entitled to vest by their terms, will actually vest annually. The weighted-average grant-date fair value of all stock options granted during the six months ended June 30, 2007 amounted to $.57 per share. The aggregate fair value of all awards granted during the period amounted to $22,756. There have not been any exercises of stock options to date and no options have vested to date.

As of June 30, 2007, there was $147,839 of unrecognized compensation cost related to non-vested share-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 3.6 years.

Total compensation expense for these awards amounted to $12,250 and $24,123 for the three and six months ending June 30, 2007, respectively.

NOTE 10 - Income Taxes

As described in Note 1, the Company adopted FIN 48 effective January 1, 2007. FIN 48 requires companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

The Company and its subsidiary intend to file consolidated federal and state income tax returns. The consolidated group for this purpose includes TIG and the subsidiary it formed to acquire the stock of Odyne through the Share Exchange Transaction completed on October 17, 2006.  TIG, previous to the Share Exchange Transaction, had nominal operations and a net operating loss of approximately $50,000.  The initial period of tax reporting with respect to the subsidiary is for the period of October 17, 2006 through December 31, 2006. TIG (previous to the Share Exchange Transaction) filed Federal and State income tax returns for the years ended December 31, 2003, 2004,and 2005 that have not been examined by the applicable Federal and State tax authorities. The Company has also not yet filed its income tax returns for the year ended December 31, 2006.

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

The Company has approximately $213,000 of deferred tax assets, a substantial portion of which includes the tax effects of approximately $485,000 of net operating loss carry forwards generated subsequent to the Share Exchange Transaction to offset future taxable income through the year ended December 31, 2026.  The Company reduced its deferred tax assets and related reserve by $20,000 upon the adoption of FIN 48 for the effects of TIG's net operating losses, which became limited at the time of the Share Exchange Transaction due to the change in ownership provisions under Section 382 of the Internal Revenue Code .  The utilization of any net operating losses that the Company has generated may be subject to substantial limitations in future periods due to the “change in ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions.

The Company, as a result of having evaluated all available evidence as required under SFAS 109, fully reserved for its net deferred tax assets since it is more likely than not that the future tax benefits of these deferred tax assets will not be realized in future periods.

NOTE 11 - Employee Benefit Plan

Effective April 1, 2007, the Company established the Odyne Corporation 401(k) Profit Sharing Plan (the “Plan”) pursuant to Internal Revenue Service rules and regulations, under which eligible employees may choose to make salary reduction contributions. The Company may make a matching voluntary contribution in the amount determined by a uniform percentage of each employee’s contribution that does not exceed a Company specified percentage of defined total employee’s compensation for the year or a fixed dollar amount and a discretionary contribution that would be allocated equally as a percentage of that year’s 401k plan employee deferrals, excluding highly compensated employees, as defined.

In order to be eligible for the Plan, an employee must be 21 years of age, have 1000 hours of service in the year and be employed on the last day of the calendar year. An individual employee vests in the employer’s voluntary matching contribution 25% after one year of service, 50% after two years of service, 75% after three years of service and 100% after four years of service.

The Company made no contributions to the Plan for the three and six month periods ended June 30, 2007.

NOTE 12 - Subsequent Events

In July, in order to conserve liquidity, the President of the Company began temporarily deferring all of his salary and the Chief Executive Officer agreed to temporarily defer 25% of his salary.

Between July 10, 2007 and July 27, 2007, 125 shares of Series A Convertible Preferred stock were converted into 166,750 shares of the Company’s Common Stock.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the six months ended June 30, 2007 , contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning our management’s expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Since our future business will be that of Odyne New York only, the information in this report is that of Odyne New York as if Odyne New York had been the registrant for all the periods presented in this report. Our Discussion and Analysis or Plan of Operation presented in this Item 2 and the unaudited condensed consolidated financial statements presented in Item 1 of this report include those of Odyne New York prior to the reverse merger, as these provide the most relevant information for us on a continuing basis.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included under Item 1, Part I of this report.

Results of Operations - Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue

We engage in two primary sources of revenue generating activities, revenues from fixed-price contracts and revenue from and time and material contracts. Total revenue was $299,274 and $115,564 for the three months ended June 30, 2007 and 2006, respectively, an increase of $183,710, or 159%. We had an increase in our fixed-price contract revenue of $192,326, or 180%, and a reduction in revenue from time and materials contracts of
$ 8,616 because we shifted our focus away from time and materials contracts.

 Cost of Revenues

Cost of revenues for the three months ended June 30, 2007 and 2006 was $464,305 and $93,176, respectively. The company had a gross loss on revenues of $165,031 compared to gross profit on revenues of $22,388 for the three months ended June 30, 2007 and 2006, respectively. The gross loss on revenues for the three months ended June 30, 2007 includes unanticipated cost overruns on jobs in progress from 2006 of $65,342. Such cost overruns relate to the fact that our product line involves extensive testing and modifications associated with our emerging technology. Additionally, our increased operating cost resulted in $54,944 more allocated overhead being charged to our cost of revenues. The balance sheet includes accrued losses on contracts in progress in the amount of $14,531 as of June 30, 2007. Such amount includes estimated future losses on all jobs currently in progress.

Research and Development Expense

Research and development expenses were $370,880 and $208,065 for the three months ended June 30, 2007 and 2006, respectively, an increase of $162,815, or 78%. This increased spending, primarily labor and material cost, was incurred to further develop our PHEV technology that is incorporated into our products. This increase represents a planned application of Private Placement funds.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30 2007 and 2006 were $545,869 and $96,090 respectively, an increase of $449,779, or 468%. This includes the following increases: professional fees of $149,043 associated with legal and accounting services, investor relations costs of $84,530 associated with our public company status, salaries of $34,022 associated with the hiring of our Chief Financial Officer and clerical staff, marketing and sales promotion costs of $23,064, insurance of $37,011, and an increase in stock-based compensation expense of $51,129.

Other Income and expense

Interest income was $16,159 and $0 for the three months ended June 30, 2007 and 2006, respectively. This increase resulted from interest earned on the funds we received in connection with our private placement. Interest expense was $472 and $10,140 for the three months ended June 30, 2007 and 2006, respectively. The decrease in interest resulted from the repayment of credit line borrowings based upon the availability of funds from our Private Placement in October of 2006.

Results of Operations - Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue

We engage in two primary sources of revenue generating activities, revenues from fixed-price contracts and revenue from and time and material contracts. Total revenues were $322,056 and $169,224 for the six months ended June 30, 2007 and 2006, respectively, an increase of $152,832, or 90%. We had an increase in our fixed-price contract revenue of $171,134, or 113%, and a reduction in revenue from time and materials contracts of $18,302 because we have shifted our focus away from time and materials contracts.

 Cost of Revenues

Cost of revenues for the six months ended June 30 2007 and 2006 was $585,036 and $148,121, respectively, an increase of $436,914. We had a gross loss on revenues of $262,980 compared to gross profit on revenues of $21,103 for the three months ended June 30, 2007 and 2006, respectively. The gross loss on revenues for the six months ended June 30, 2007 includes unanticipated cost overruns on jobs in progress from 2006 of $140,393. Such cost overruns relate to the fact that our product line involves extensive testing and modifications associated with our emerging technology. Additionally, our increased operating cost resulted in $95,497 more allocated overhead being charged to our cost of revenues. The balance sheet includes accrued losses on contracts in progress in the amount of $14,531 as of June 30, 2007. Such amount includes estimated future losses on all jobs currently in progress.

Research and Development Expense

Research and development expenses were $879,234 and $369,103 for the six months ended June 30, 2007 and 2006, respectively, an increase of $510,131, or 138%. This increased spending, primarily labor and material cost, was incurred to further develop our PHEV technology that is incorporated into our products. This increase represents a planned application of Private Placement funds.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30 2007 and 2006 were $982,870 and $149,864, respectively, an increase of $833,006. This includes the following increases: professional fees of $304,900 associated with legal and accounting services, investor relations $141,841 associated with our public company status, salaries of $80,395 associated with the hiring of our Chief Financial Officer and clerical staff, marketing and sales promotion costs $60,182, insurance of $57,443, and an increase in stock-based compensation expense of $64,103.

Other Income and Expense

Interest income was $43,608 and $0 for the six months ended June 30, 2007 and 2006, respectively. This increase resulted from interest earned on the funds we received in connection with our private placement. Interest expense was $1,027 and $18,792 for the six months ended June 30, 2007 and 2006 respectively. The decrease in interest resulted from the repayment of credit line borrowings based upon the availability of funds from our Private Placement in October of 2006.

Liquidity and Capital Resources

Our net loss amounted to $2,082,503 for the six months ended June 30, 2007. Our accumulated deficit amounted to $5,923,580 at June 30, 2007. We also used $2,191,491 of cash in our operating activities during the six months ended June 30, 2007. We currently have $939,244 of working capital available to fund our operations. We believe we have sufficient capital resources to sustain operations through October 31, 2007. Accordingly, we must obtain additional capital in order to ensure we have the capital resources we need to pursue our planned operations beyond October 31, 2007. If we are unable to obtain additional capital, we will have to implement a cost cutting plan, reduce the size of our operating structure, and/ or sell assets to conserve our liquidity.

In July, in order to conserve liquidity, our President began temporarily deferring all of his salary and our Chief Executive Officer began to temporarily defer 25% of his salary.

In the months of October through December of 2006, we received gross proceeds of $5,354,595 (net proceeds of $4,355,319 after the payment of $998,676 in transaction expenses) in a private placement (the “Private Placement”) of 5,750 Units (the “Units”). We also received $250,000 from our issuance of convertible debentures (the “Convertible Debentures”) that the holders exchanged for Units upon the first closing of the Private Placement in October 2006. Upon the completion of our reverse merger, we also effectuated a recapitalization of certain indebtedness to officers/stockholders into permanent capital, including (i) $1,766,496 for the fair value of common stock subject to mandatory redemption under a stockholders agreement that was terminated at the time of the reverse merger, (ii) $623,314 of deferred compensation payable to certain officers/stockholders and (iii) $183,559 of loans payable to officers.

Although the completion of our Private Placement and recapitalization of liabilities due to officers/stockholders substantially improved our overall liquidity, we will be required to devote substantially all of our capital resources to our research and development activities, developing our manufacturing infrastructure and penetrating possible markets for our PHEV propulsion system. As noted in the first paragraph of this discussion of liquidity, we will need to raise substantial additional funds to achieve commercialization of our PHEV system and continue the pursuit of our business plan. We cannot assure you that these funds will be available to us, and if available, on acceptable terms. Nor can we assure you that we will ultimately be successful in the commercialization of our PHEV propulsion system.

We have not secured any commitments for new financing at this time nor can we provide any assurance that new capital will be available to us on acceptable terms, if at all. We can also not provide any assurance that even if we are successful in efforts to raise additional capital, that the proceeds of any such financing transactions will enable it to develop its business to a level in which we are actually generating operating profits and positive cash flows.

At June 30, 2007, our current assets exceeded our current liabilities by $939,244 with a ratio of current assets to current liabilities of approximately 2.7 to 1.0. At June 30, 2007, unrestricted cash on hand was $844,470, a decrease of $2,239,472 from December 31, 2006. Restricted cash of $80,614 on hand at June 30, 2007 can be used to pay for investor relations costs, all of which are expected to be used during six months ending December 31, 2007.

These matters raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary should our company not be able to continue as a going concern.

Net Cash Used in Operating Activities: Net cash used in operating activities totaled $2,191,491 for the six months ended June 30, 2007 as compared to cash flow used in operating activities of $181,964 for the six months ended June 30, 2006. This increase resulted primarily from our net loss from operations of $2,082,503, as discussed above, and was funded by the proceeds of our Private Placement. Additionally, as part of our increased level of operating activities to continue our plan for the development and distribution of our PHEV propulsion system enabled by the reverse merger and private placement transactions, other significant components of our change in working capital included: the use of cash to increase our inventory by $151,319 and to increase our accounts receivable by $174,500 offset by a reduction in restricted cash of $146,969 and prepaid expenses of $49,636 during the six months ended June 30, 2007.

On March 29, 2007, we signed a Research and Development Contract Extension with NYSERDA to develop and install a PHEV system into a refuse vehicle provided by a third party. Our obligation under this agreement is to design and install the system and to provide NYSERDA with regular status reports. NYSERDA will provide funding up to an additional $161,046 for this effort. As of June 30, 2007, we had not obtained a refuse vehicle from a third party.

On April 25, 2007, we entered into a Strategic Partnership Agreement with a company that sells buses on the west coast (“distributor”). Under the terms of the agreement, the distributor will supply a demonstration vehicle for which we will supply its PHEV system to the distributor at a price equal to material cost. We have incurred no obligation under this arrangement as of June 30, 2007.

On April 24, 2007, we entered into a Memorandum of Understanding with a company that manufactures and sells vehicles that are used for aerial truck applications (“truck distributor”). As part of the Memorandum of Understanding, we agreed to share the cost of developing a prototype unit with the truck distributor. We do not anticipate that our net cost incurred for the development of the prototype will have a material impact on our operations.

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

 Critical Accounting Policies and Estimates.

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting polices and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosures of commitments and contingencies at the date of the financial statements.

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

Income Taxes. We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences, loss and credit carry forwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require us to make changes in our valuation allowance.

Share Based Payments and Other Equity Transactions:  The Company applies SFAS No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. We adopted the modified prospective method with respect to accounting for our transition to SFAS 123R and measured unrecognized compensation cost. Under this method of accounting, we are required to estimate the fair value of share based payment that we make to our employees by developing assumptions regarding expected holding terms of stock options, volatility rates, and expectation of forfeitures and future vesting that can significantly impact the amount of compensation cost that we recognize in each reporting period.

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

ITEM 3. CONTROLS AND PROCEDURES

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2007, based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 and 15d-15.

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

As of June 30, 2007, we had identified certain matters that constituted material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting, The material weakness that was identified related to the fact that that our overall financial reporting structure, internal accounting information systems, and current staffing levels are not sufficient to support the complexity of our financial reporting requirements. In the six month period ended June 30, 2007 we instituted additional control procedures which included the retention of an outside consulting firm with specific expertise in this area to assist our management team.

We believe that our internal controls risks are partially mitigated by the fact that our Chief Executive Officer and Chief Financial Officer review and approve substantially all of our major transactions, and we have hired outside experts to assist us with implementing complex accounting principles. We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate to the fact that we have limited capital resources and the incremental benefits of increasing our staff to segregate duties and address our deficiencies in our internal controls do not justify the cost. We are in the process of evaluating what cost effective alternatives might be available for us to improve our internal controls including increasing the size of our staff if sufficient capital resources become available.

ITEM 1. LEGAL PROCEEDINGS

No legal proceedings of claims are currently pending or threatened against us or involve us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2007 placement agents involved in the Private Placement exercised the cashless exercise provision with respect to 400,902 warrants and received 267,268 shares of our common stock.

During the six month period ended June 30, 2007, individuals that received warrants in connection with the issuance of convertible debentures exercised the cashless exercise provision with respect to 33,334 warrants and received 14,389 shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit 31.1  Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 31.2  Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit 32.1  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Odyne Corporation.

Date: August 14, 2007	By:	/s/ Roger M. Slotkin
Roger M. Slotkin
Chairman and Cheif Executive Officer
(Principal Executive Offier)

By:	/s/ Daniel Bartley
Daniel Bartley
Chief Financial Offer
(Principal Financial and Accounting Officer)