Form 10QSB
period 2007-09-30
ODYNE CORP
filed 2007-11-14
CIK 1346377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 5, 2007, 21,794,628 shares of the issuer’s Common Stock, par value $.001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

ODYNE CORPORATION AND SUBSIDIARY
FORM 10-QSB
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
INDEX

Page
PART I – FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet (Unaudited)
As of September 30, 2007	3

Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months and Nine Months Ended September 30, 2007 and 2006	4

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
For the Nine Months Ended September 30, 2007	5

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2007 and 2006	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2 – Management’s Discussion and Analysis or Plan of Operation	22

Item 3 – Controls and Procedures	27

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	27

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3 – Defaults Upon Senior Securities	28

Item 4 – Submission of Matters to a Vote of Security Holders	28

Item 5 – Other Information	28

Item 6 – Exhibits	28

Signatures	28

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$108,742
Cash - restricted	14,349
Accounts receivable, net	261,664
Inventory	300,805
Prepaid insurance	76,952

Total current assets	762,512

Property and equipment, net	105,391
Deferred finance cost	29,571
Intangible assets - patents, net	14,000
Other assets	10,000

TOTAL ASSETS	$921,474

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$351,538
Accrued payroll and other operating expenses	86,613
Customer deposits	185,350
Accrued losses on contracts in progress	1,401
Reserve for warranty	35,000
Accrued officers salaries	37,692
Current maturities of capital lease obligations	4,506

Total current liabilities	702,100

Capital lease obligations, net of current maturities	1,763
Development funding subject to repayment	244,536
TOTAL LIABILITIES	948,399

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

Preferred stock, $0.001 par value, 4,994,000 shares authorized, 0 shares issued and outstanding	-
Series A Convertible Preferred Stock, $0.001 par value; 6,000 shares authorized; 3,742 shares issued and outstanding, liquidation rights $ 1,000 per share	4
Common stock, $0.001 par value per share; 95,000,000 shares authorized; 20,960,878 shares issued and outstanding	20,961
Additional paid-in-capital	6,750,649
Accumulated deficit	(6,798,539)

TOTAL STOCKHOLDERS' DEFICIENCY	(26,925)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$921,474

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

SALES	$95,936	$12,847	$417,992	$182,071

COST OF SALES	242,760	114,579	827,797	262,700

GROSS LOSS	(146,824)	(101,732)	(409,805)	(80,629)

OPERATING EXPENSES
Research and development, net of non-refundable payments received	373,141	131,429	1,252,752	500,532
General and administrative	359,434	205,472	1,341,927	355,336
TOTAL OPERATING EXPENSES	732,575	336,901	2,594,679	855,868

LOSS FROM OPERATIONS	(879,399)	(438,633)	(3,004,484)	(936,497)

OTHER INCOME (EXPENSE)
Interest income	4,835	-	48,443	-
Interest (expense)	(394)	(16,540)	(1,421)	(35,333)
TOTAL OTHER INCOME (EXPENSE)	4,441	(16,540)	47,022	(35,333)

NET LOSS	$(874,958)	$(455,173)	$(2,957,462)	$(971,830)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.04)	$(0.04)	$(0.15)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC AND DILUTED	20,930,428	12,000,000	19,639,263	12,000,000

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the Nine Months Ended September 30, 2007
(UNAUDITED)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Series A
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2007	5,750	$6	18,000,000	$18,000	$6,669,870	$(3,841,077)	$2,846,799

Share based payments					83,738		83,738
Cashless exercises of warrants			281,657	282	(282)		-
Conversions of Series A Convertible Preferred
Stock to Common Shares, including 66,700 for shares converted by an officer of the company	(2,008)	(2)	2,679,221	2,679	(2,677)

Net loss	-	-	-	-	-	(2,957,462)	(2,957,462)

Balance at September 30, 2007	3,742	$4	20,960,878	$20,961	$6,750,649	$(6,798,539)	$(26,925)

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,957,462)	$(971,830)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	41,376	9,306
Share based payments	83,738	-
Changes in operating assets and liabilities:
Cash - restricted	213,234	-
Accounts receivable	(225,457)	55,981
Inventory	(168,212)	(59,805)
Prepaid expenses and other current assets	22,466	4,982
Accounts payable	102,284	253,158
Accrued payroll and other operating expenses	(32,762)	109,917
Customer deposits	(22,150)	45,835
Reserve for warranty	35,000	-
Accrued losses on contracts in progress	(25,538)	25,189
Deferred compensation payable to officers	37,692	231,994
NET CASH USED IN OPERATING ACTIVITIES	(2,895,791)	(295,273)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(47,970)	(2,228)
NET CASH USED IN INVESTING ACTIVITIES	(47,970)	(2,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans made to the Company by officers	-	89,743
Proceeds from issuance of convertible debentures		227,968
Capital lease payments	(5,510)	(4,791)
Developmment funding subject to repayment	3,642	57,748
Deferred finance cost	(29,571)	(118,433)
Net borrowing under lines of credit	-	65,240
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(31,439)	317,475

NET (DECREASE) INCREASE IN CASH	(2,975,200)	19,974

CASH- beginning of period	3,083,942	500

CASH- end of period	$108,742	$20,474

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,421	$17,094
Non-cash investing and financing activities:
Assets acquired under capital leases	-	11,906
Cashless exercise of warrants	282	-
Conversion of Series A Convertible preferred stock into Common Stock	2,679	-

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto of Odyne Corporation, (the “Company” or “Odyne”) included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007. The company combined customer deposits and billings in excess of cost incurred on contracts in progress into one account on the accompanying balance sheet as of September 30, 2007.

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

NOTE 2 – LIQUIDITY AND CAPITAL RESOURCES

The Company’s net loss amounted to $2,957,462 for the nine months ended September 30, 2007. The Company’s accumulated deficit amounted to $6,798,539 at September 30, 2007. The Company also used $2,895,791 of cash in its operating activities during the nine months ended September 30, 2007. As of September 30, 2007 the Company has $60,412 of working capital available to fund its operations.

On October 26, 2007, the Company completed a private placement of 10% senior secured convertible notes and warrants to purchase common stock, and received gross and net proceeds in the amount of $3.2 million and $2.8 million, respectively. The net proceeds of the private placement will be used by Odyne for its working capital and capital expenditure requirements and to repay a $ 250,000 bridge note it received from its Chief Executive Officer.

Odyne’s notes and warrants were offered and sold in units only to “accredited investors,” as defined in Regulation D of the Securities Act of 1933. Each unit consisted of $100,000 principal amount of 10% senior secured convertible debentures and warrants to purchase shares of common stock at an exercise price of $.75 per share, subject to certain anti-dilution provisions.

The debentures are due on April 24, 2009 and bear interest at 10% per year, payable in cash or freely-tradable common stock, at Odyne’s option. The warrants are exercisable at any time and expire three years from issuance. The securities sold in the private placement have not yet been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. As part of the private placement, Odyne agreed to file a registration statement with the U.S. Securities and Exchange Commission within 60 days after the final closing for purposes of registering the resale of the shares of common stock issuable upon the conversion of the notes and exercise of the warrants sold in the private placement.

The Company believes it may not have sufficient capital resources to sustain operations through September 30, 2008. The Company must obtain additional capital and increase revenue in order to ensure it has the capital resources it needs to pursue its planned operations. If the Company is unable to obtain additional capital, it will have to implement cost cutting plan, reduce the size of its operating structure, and/ or sell assets to conserve its liquidity. Although the Company’s completion of its Private Placement substantially improved its overall liquidity, the Company must still devote substantially all of its capital resources to its research and development activities, developing its manufacturing infrastructure and penetrating possible markets for its PHEV propulsion system. The Company needs to raise additional funds to achieve commercialization of its PHEV system and continue the pursuit of its business plan. The Company also cannot provide any assurance that it will ultimately be successful in its efforts to commercialize its PHEV propulsion system.

In the year ended December 31, 2006, the Company received gross proceeds of $5,353,995 (net proceeds of $4,355,319 after the payment of $998,676 in transaction expenses) in a private placement (the “Private Placement”) of 5,750 Units (the “Units”). The Company also received $250,000 from its issuance of convertible debentures (the “Convertible Debentures”) that the holders exchanged for Units upon the first closing of the Private Placement in October 2006. Upon the completion of the Share Exchange transaction referred to in Note 1, the Company also effectuated a recapitalization of certain indebtedness to officers/stockholders into permanent capital, including (i) $1,766,496 for the fair value of common stock subject to mandatory redemption under a stockholders agreement that was terminated at the time of the Share Exchange Transaction, (ii) $623,314 of deferred compensation payable to certain officers/stockholders and (iii) $183,559 of loans payable to officers.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2007, the Company had cash balances in excess of federally insured limits of approximately $8,742. Management believes that the financial institutions that hold the Company’s deposits are financially sound and pose minimal credit risk.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses on its existing accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s customers include municipal governments, public utilities and not-for-profit organizations. The Company’s credit losses to date have been minimal. Accordingly, the Company established a $3,000 allowance for doubtful accounts at December 31, 2006, which remains unchanged at September 30, 2007.

Revenue and Cost Recognition

•	Fixed Price Production Contracts
Revenues from fixed-price production contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. The Company considers expended cost to be the best available measure of progress on these contracts. Revenues generated from fixed-price contracts amounted to $ 95,936 and $ 12,847, for the three months ended September 30, 2007 and 2006, respectively and $417,992 and $182,071 for the nine months ended September 30, 2007 and 2006, respectively. Cost of revenues earned on fixed-price contracts includes direct contract costs such as materials, labor, subcontract labor, payroll, payroll taxes, insurance and other sundry direct costs, and indirect contract costs such as travel, supplies and depreciation. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. For the three months ended September 30, 2007, the Company recorded a reduction of $ 13,130 in its provision for losses on contracts in progress. The provision for estimated losses is $1,401 as of September 30, 2007.

•	Completed - Contract Method
Under the completed contract method, revenue and cost of individual contracts are included in operations in the year during which they are completed. Loses expected to be incurred on contracts in progress are charged to operations in the period such loses are determined. The aggregate of cost of uncompleted contracts in excess of related billings is included in inventory, and the aggregate of billings on uncompleted on uncompleted contracts in excess of related cost is shown as a liability. The Company adopted this accounting method effective January 1, 2007 in order to account for its short term fixed price contracts. No revenue was recognized using this method during the nine months ended September 30, 2007.

•	Time and Materials Contracts
Revenues from time and materials contracts are billed, including profits, as incurred based on a fixed labor rate plus materials. No revenues were generated from time and materials contracts for the three months periods ended September 30, 2007 and 2006, respectively. Revenues generated from time and materials contracts amounted to $-0- and $18,302 for the nine months periods ended September 30, 2007 and 2006, respectively. Cost of revenues from time and materials contracts includes labor and materials.

Reserve for Warranty

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. During the three months ended September 30, 2007, the Company established a warranty reserve for delivered systems in the amount of $35,000.

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

The Company has received non-refundable development funding from various governmental and/or energy related agencies, including Long Island Power Authority, the Electric Power Research Institute and the Greater Long Island Clean Cities Coalition. These research projects are funded, in part, by third parties and expensed as incurred. The Company records non refundable development funds as a reduction of research and development cost. The Company received no non-refundable development funding during the three month periods ended September 30, 2007 and 2006, respectively. The Company received non-refundable development funding of -0- and $12,500 during the nine month periods ended September 30, 2007 and 2006, respectively.

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

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. (Note 10)

Prior to the Share Exchange Transaction, the Company’s stockholders elected for the Company to be treated as an “S” corporation under subchapter “S” of the Internal Revenue Code and as a small business corporation under similar provisions of the New York State income tax code applicable to corporations. Accordingly, there is no income tax provision for the three and six month periods ended September 30, 2006 as any income earned or losses incurred and any tax credits earned during these periods were reported by the stockholders in their individual federal and state income tax returns.

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

Net Loss Per Share

Net loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share." (“SFAS 128”) Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three and six month periods ended September 30, 2007 and 2006 excludes potentially dilutive securities because their inclusion would be anti-dilutive. Loss per share retroactively includes 12,000,000 shares of common stock issued to the former stockholders of Odyne in the Share Exchange Transaction, as if these shares were outstanding for all periods presented.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at September 30, 2007 are as follows:

Series A Convertible Preferred Stock	4,991,320
Warrants	4,319,680
Options	545,000
Total	9,856,000

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

SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The adoption of SFAS 155 has not had an effect on the Company’s consolidated financial statements.

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

NOTE 4 - Cash

Cash - Restricted

The terms of the October 2006 Private Placement Agreement require that the Company use $250,000 of the proceeds of this transaction during the twelve months following the closing toward establishing a comprehensive capital markets initiative. At September 30, 2007 and for the nine month period then ended, the restricted cash account balance was $14,349. Should one or a series of related warrant exercises result in additional proceeds to the Company of at least $1,500,000, the Company would be required to deposit an additional $200,000, to be held in trust and used exclusively for additional capital markets initiatives during the twelve months following the warrant exercise. Through September 30, 2007, the Company has received no such warrant exercise proceeds.

NOTE 5 - Development Funding Subject to Repayment

The Company entered into a contract in which it received development funding from the New York State Energy Research & Development Authority in the amount of $3,642 during the nine month period ended September 30, 2007. Funding received under the terms of this agreement is subject to repayment based on a percentage of sales of the related invention or discovery as defined under the terms of the agreement. The obligation terminates upon the earlier of fifteen (15) years from the date of the first sale or upon repayment of the amount of funds received under the agreement. Development funding subject to repayment amounts to $244,536 at September 30, 2007 and is presented as a liability in the accompanying balance sheet. This contract was recently amended as described in Note 7.

NOTE 6 - Related Parties

On February 19, 2007, an officer holding 50 shares of Series A Convertible Preferred stock exercised the conversion option which resulted in the issuance of 66,700 shares of the Company’s Common Stock to this individual (See Note 8).

On June 11, 2007, an officer of the Company purchased 5,000 shares of the Company’s Common Stock at $.45 per share.

On July 26, 2007, a director of the Company purchased 27,500 shares of the Company’s Common Stock at $.27 per share.

In July 2007, in order to conserve liquidity, the President of the Company began deferring all of his salary and the Chief Executive Officer began deferring 25% of his salary. The President’s deferred salary, in the amount of $ 43,046, was repaid on November 8, 2007. The former Chief Executive Officer’s deferred salary, in the amount of $ 4,038, was repaid in accordance with the terms and conditions of his Separation Agreement on September 13, 2007.

Pursuant to an agreement between the Company and Roger M. Slotkin, our former Chief Executive Officer, effective September 8, 2007, Mr. Slotkin resigned from the Company's board of directors.

NOTE 7 - Commitments and Contingencies

Operating Lease

The Company conducts its operations from a single facility, under a non-cancelable operating lease expiring in June 2009 requiring minimum monthly payments that increase from $7,210 to $7,708 over the term of the lease.

Future minimum rental payments under the above non-cancelable operating lease are as follows:

For the Twelve Months Ended September 30,	Amount

2008	90,158
2009	69,378

159,536

Rent expense amounted to approximately $24,097 and $14,313 for the three months ended September 30, 2007 and 2006, respectively and $73,301 and $30,715, for the nine months ended September 30, 2007 and 2006, respectively. Rent expense includes ($533) and ($5,179) for the three months ended September 30, 2007 and 2006 respectively and ($173) and  $3,448 for the nine months ended September 30, 2007 and 2006, respectively for the effects of recording rent expense on a straight line basis over the term of the lease.

Employment Agreement

On September 19, 2007, the Company entered into an employment agreement with Alan Tannenbaum as its new Chief Executive Officer and a member of the Board of Directors. The employment agreement has a term expiring one year after the initial closing of the Company’s financing transaction which took place on October 25, 2007. The employment agreement provides for a base salary at the annual rate of $145,000, starting on January 1, 2008.

Under the employment agreement, the Company agreed to grant Mr. Tannenbaum stock options to purchase an aggregate of 3,000,000 shares of the Company’s common stock. Of such stock options, options to purchase 300,000 shares were granted on October 23, 2007 at an exercise price of $.395, the closing market price on that date. Options to purchase 2,400,000 shares will be granted at $.317 per share, based on the average closing market price of the common stock on the 30 consecutive trading days on and prior to the initial closing date of the private placement described in Note 12. Options to purchase 300,000 shares will be granted on January 2, 2008, based on an exercise price equal to the closing market price of the common stock on such date. Each stock option will vest in three equal installments on the second, third and fourth anniversaries of the grant date and expire ten years after it is granted. The Company has agreed to adopt a new incentive compensation plan or amend its existing plan to increase the number of available options that the Company may grant in order to satisfy its obligation to Mr. Tannenbaum.

Consulting and Royalty agreements

In October 2006, the Company entered into an agreement with one of its outside engineering labor providers whereby it committed to paying for a minimum of 100 hours per month through December of 2008. Hourly rates charged under the contract are $80 per hour in 2007 and $85 per hour in 2008. In May 2005, the Company entered into a royalty agreement with the same party that requires the Company to pay royalties for sales of systems containing certain proprietary source code used in the Company's PHEV system. Royalty fees range from approximately $75 per vehicle to $600 per vehicle depending on cumulative volume. The Company can purchase these source codes for $65,000 in 2007 and $181,500 in 2008. For the three months ended September 30, 2007, the Company recorded $850 of royalty expense under this agreement. Prior to the three month period ended September 30, 2007 the Company did not incur any royalty expenses under this agreement.

Research and Development Arrangements

On March 30, 2006, the Company signed a Research and Development Contract Amendment to its NYSERDA agreement to also develop and install a PHEV system into a refuse vehicle provided by a third party. The Company’s obligation under this amendment is to design and install the system and to provide NYSERDA with regular status reports. NYSERDA will provide up to $161,046 of funding for this effort. NYSERDA is entitled to a 1.5 % royalty on future sales of PHEV systems used in vehicles weighing up to 33,000 pounds that utilize the Company’s PHEV propulsion system. The maximum royalty obligation that is payable under this agreement is limited to the amount of funding received, which amount will be recorded as a liability at the time such funding is received. Total funding received through September 30, 2007 amounted to $ 244,536.

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

Additionally, subject to certain terms and conditions contained in the agreement, the Company agreed to pay the Retrofit Installer a sales commission ranging from 2.0% to 5.0% of sales of its PHEV systems in the territory to original equipment manufacturers that do not use the Retrofit Installer as the installing company.

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

Under the terms of the agreement, the Company and the Distributor will build a demonstration vehicle. The Distributor will supply a vehicle in which the Company will install its PHEV system and charge the Distributor for its material cost. Additionally, subject to certain terms and conditions contained in the agreement, the Company agreed to pay the Distributor a royalty fee ranging from 3.5% to 5.0%, based on volume of bus sales, other than school buses, containing the PHEV system, by other manufacturers and Distributors in its territory. No amounts are due under this arrangement as of September 30, 2007.

NOTE 8 - Stockholders’ Equity

Authorized Capital

The Company is authorized to issue up to 95,000,000 shares of common stock and 5,000,000 shares of preferred stock, of which 6,000 shares have been designated as Series A Convertible Preferred stock.

Description of Common Stock
Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors.

Description of Preferred Stock
The Company is authorized to issue up to 5,000,000 shares of “blank check” Preferred Stock, par value $.001 per share, of which 6,000 shares have been designated as Series A Convertible Preferred Stock.

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

If the closing bid price of the Company’s common stock is above $5.00 per share for a period of 30 consecutive trading days, then each share of the Series A Convertible Preferred stock automatically converts into the number of shares of common stock at the conversion rate then in effect.

Conversions of Series A Convertible Preferred Stock

During the nine months ended September 30, 2007, holders of 2,008.41 shares of Series A Convertible Preferred stock elected to convert their preferred shares into 2,679,221 shares of common stock. These exercises included, on February 19, 2007, an officer holding 50 shares of Series A Convertible Preferred stock exercising the conversion option which resulted in the issuance of 66,700 shares of the Company’s Common Stock to this individual (Note 6).

In connection with registration rights granted to the investors in the Private Placement transaction described in Note 2, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission (the “SEC”) on April 17, 2007, which became effective on May 11, 2007.

NOTE 8 - Stockholders’ Equity, continued

Common Stock Purchase Warrants

A summary of the status of the Company’s outstanding common stock purchase warrants as of September 30, 2007 and changes during the nine months ended September 30, 2007 are as follows:

	Number of options	Weighted average exercise price
Outstanding at January 1, 2007	4,648,915	$0.96
Granted	105,000	$1.72
Exercised	(434,236)	$0.75
Outstanding at September 30, 2007	4,319,679	$1.00

Warrants issued

During the nine month period ended September 30, 2007, the Company issued 105,000 common stock purchase warrants to non-employees for services with exercise prices ranging from $1.60 to 1.99 per share for consulting services as follows:

Grant Date	Number of Shares	Exercise Price	Expiration Date	Unit Fair Value	Total Fair Value

1/25/2007	50,000	$1.60	1/25/2009	$1.23	$61,987
2/5/2007	25,000	$1.99	2/5/2011	$.78	$19,524
4/18/07	30,000	$1.70	4/18/2012	$1.00	$30,283

The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: fair value of common stock $1.06; volatility rate 65.36%; risk free interest rate 4.77%; expected term 2 years; dividend yield 0.

Warrants exercised

During the nine month period ended September 30, 2007 placement agents involved in the Private Placement exercised the cashless exercise provision with respect to 400,902 warrants and received 267,268 shares of common stock of the Company.

During the nine month period ended September 30, 2007 individuals that received warrants in connection with the issuance of convertible debentures exercised the cashless exercise provision with respect to 33,334 warrants and received 14,389 shares of common stock of the Company.

NOTE 9 - 2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “Plan”) was adopted by the Company’s Board of Directors on October 16, 2006 and approved by the Company’s stockholders on October 17, 2006. Awards to purchase an aggregate of 3,000,000 shares of common stock may be granted under the Plan to employees, consultants and non-employee directors. Under the Plan, the Company is authorized to issue Incentive Stock Options intended to qualify under Section 422 of the Code, non-qualified options, SARS, restricted stock, bonus shares and dividend equivalents.

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

On May 29 2007, the Company issued 20,000 stock options to a newly hired employee at an exercise price of $.65 per share, The fair value of this award was estimated to be $7,541 at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value of common stock $.65 volatility rate 73.21%; risk free interest rate 4.82%; expected term 4 years; dividend yield 0.

As of September 30, 2007, an aggregate of 545,000 options were outstanding at a weighted average exercise price of $.78 per share. These options, which include 445,000 shares granted to employees and directors and 100,000 shares to non-employees pursuant to the terms of certain consulting agreements, vest over four years and feature a contractual term of ten years.

The volatility rate used through September 30, 2007 was developed based on rates obtained from a similar company whose shares are publicly traded and have sufficient trading history upon which to develop a reasonable estimate. The Company has limited historical data upon which to base an expected term. Accordingly, the expected term of four years represents management’s best estimate of the period of time in which grantees would likely hold their options until realizing the benefit through their exercise. The Company has estimated that based upon assumed employee retention, 80% of the options granted entitled to vest by their terms, will actually vest annually. It believes that this rate is reasonable until such time as it develops reliable historical data.

A summary of option activity for the nine months ended September 30, 2007 is as follows:

Weighted -
		Weighted -	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term
Outstanding January 1, 2007	505,000	$0.75	9.2

Granted	40,000	1.15	9.7
Exercised	-
Forfeited or expired	-
Outstanding September 30, 2007	545,000	$0.78	9.2
Exercisable at September 30, 2007	-

At September 30, 2007, there was no aggregate intrinsic value of options outstanding, based on the September 28, 2007 closing price of the Company’s common stock ($.29 per share). There were no options exercisable at September 30, 2007. As described above, the Company has estimated that based upon assumed employee retention, 80% of the options granted entitled to vest by their terms, will actually vest annually. The weighted-average grant-date fair value of all stock options granted during the nine months ended September 30, 2007 amounted to $.57 per share. The aggregate fair value of all awards granted during the period amounted to $22,756. There have not been any exercises of stock options to date and no options have vested to date.

As of September 30, 2007, there was $135,469 of unrecognized compensation cost related to non-vested share-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 3.6 years.

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

Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company financial statements. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision.

The Company has approximately $213,000 of deferred tax assets, a substantial portion of which includes the tax effects of approximately $485,000 of net operating loss carry forwards generated subsequent to the Share Exchange Transaction to offset future taxable income through the year ended December 31, 2026.  The Company reduced its deferred tax assets and related reserve by $20,000 upon the adoption of FIN 48 for the effects of TIG's net operating losses, which became limited at the time of the Share Exchange Transaction due to the change in ownership provisions under Section 382 of the Internal Revenue Code.  The utilization of any net operating losses that the Company has generated may be subject to substantial limitations in future periods due to the “change in ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions.

The Company, as a result of having evaluated all available evidence as required under SFAS 109, fully reserved for its net deferred tax assets since it is more likely than not that the future tax benefits of these deferred tax assets will not be realized in future periods.

NOTE 11 – Employee Benefit Plan

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

The Company made no contributions to the Plan for the three and nine month periods ended September 30, 2007.

NOTE 12 - Subsequent Events

a. On October 12, 2007, the Company received $250,000 in proceeds from the issuance of its Bridge Promissory Note (“Bridge Note”) to Mr. Tannenbaum. The Bridge Note bears interest at 10% per annum. Principal and interest is due and payable on the earlier of the receipt by the Company of at least $250,000 in proceeds of its 10% private placement described below or six months from the date of the Bridge Note. Such note was repaid on October 31 , 2007.

b. On October 23, 2007, the Company issued 1,025,000 stock options to certain of its officers, directors and key employees at an exercise price equal to market value of $.395 per share.

c. On October 26, 2007, the Company completed a private placement to five accredited investors (the “Investors”) resulting in gross proceeds of $3,200,000, pursuant to the terms of a Subscription Agreement (the “Subscription Agreement”). The securities were offered and sold in Units, consisting of $100,000 principal amount of 10% senior secured convertible debentures (“Debentures”) and a warrant to purchase 133,333 shares of common stock at an exercise price of $.75 per share (“Warrants”).

The Debentures bear interest at 10% per year, payable quarterly in cash or freely-tradable common stock, at the Company’s option, and mature on the earlier of 18 months after the original issuance date or the completion of one or a series of related debt or equity financing transactions for minimum gross proceeds of $5,000,000, exclusive of any financing transaction by a factor or commercial bank (a “Subsequent Financing”). The Warrants are exercisable at any time and expire three years from issuance.

The Debentures are collateralized by a first priority security interest in all of the Company’s and its subsidiary’s assets. The outstanding balance of the Debentures may be converted, at the option of the holder, in whole or in part, at the earlier of 12 months after the original issuance date, into shares of Company common stock at a conversion price equal to 70% of the then market price per share of common stock, or upon the completion of a Subsequent Financing, into the securities being sold in such Subsequent Financing at an effective conversion price equal to 80% of the purchase price of those securities. Notwithstanding the foregoing, the minimum conversion price will be no less than $.25 per share. Partial conversions by the Investors are permitted.

The Warrants are exercisable for three years, contain customary change of control buy-out provisions and are not redeemable. The Warrants also contain anti-dilution provisions (including “full-ratchet” price protection from the future issuance of stock, exclusive of the conversion of the Debentures and certain other excluded stock issuances, or securities convertible or exercisable for shares of common stock below $.75 per share), provided that the exercise price of the Warrants may not be adjusted to less than $.25 per share as a result of the full-ratchet price protection.

The net proceeds from the private placement will be used by the Company to fund its working capital and capital expenditure requirements.

Pursuant to the terms of a related Registration Rights Agreement (the “Registration Rights Agreement”), the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission as soon as possible for purposes of registering the resale of the shares of Company common stock issuable upon the conversion of the Debentures and exercise of the Warrants sold in the private placement. In the event the registration statement is not filed within 60 calendar days following the closing, the Company is obligated to pay the Investors 2% in cash or stock, of the face amount of the Debentures for every 30-day period, or portion thereof, that the registration statement is not filed. In the event the registration statement is not declared effective within 120 calendar days following the closing, the Company is obligated to pay the Investors 2% in cash or stock of the face amount of the Debentures for every 30-day period, or portion thereof, that the registration statement is not declared effective for a maximum of six months, subject to the ability of the Investors to sell the underlying shares pursuant to Rule 144. The liquidated damages can be paid in cash or freely-tradable common stock, at the Company’s option. The Company also agreed not to file a registration statement for any additional shares of common stock until 75 days after the effective date of the registration statement.

The securities sold in the private placement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated there under.

Between October 1, 2007 and November 5, 2007, 625 shares of Series A Convertible Preferred stock were converted into 833,750 shares of the Company’s Common Stock.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the nine months ended September 30, 2007, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

An investment in the Company’s Common Stock involves a high degree of risk. Stockholders and prospective purchasers should carefully consider the risk factors in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the SEC on April 13 , 2007, and other pertinent information contained in the Registration Statement on Form SB-2 of the Company, initially filed with the SEC on April 17, 2007, and which became effective on May 11, 2007, as well as other information contained in the Company’s other periodic filings with the SEC. If any of the risks described therein actually occur, the Company’s business could be materially harmed.

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

Results of Operations – Three months ended September 30, 2007 Compared to Three months ended September 30, 2006

Revenues

We engage in two primary sources of revenue generating activities - revenues from fixed-price contracts and revenue from and time and material contracts. Total revenues were $95,936 and $12,847 for the three months ended September 30, 2007 and 2006 respectively, an increase of $83,089 or 647%. For the three months ended September 30, 2007 we recognized revenue on three projects while for the three months ended September 30, 2006 we recognized revenue on one.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2007 and 2006 were $242,760 and $114,579 respectively. The Company had a gross loss on revenues of $146,824 compared to gross loss on revenues of $101,732 for the three months ended September 30, 2007 and 2006 respectively. Cost of revenues for the three months ended September 30, 2007 included direct cost in the amount of $158,996, other cost, including allocated general and administrative expenses of $ 48,764 and the establishment of warranty reserves of $ 35,000. Cost of revenues for the three months ended September 30, 2006 included direct costs in the amount of $ 99,757 and other cost including, including allocated general and administrative cost of $ 14,822.

Research and Development Expense

Research and development expenses were $373,141 and $131,429 for the three months ended September 30, 2007 and 2006 respectively, an increase of $241,712, or 184%. This increased spending, primarily labor and material cost, was incurred to further develop our PHEV technology that is incorporated into our products.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30 2007 and 2006 were $359,434 and $205,472 respectively, an increase of $153,962, or 75%. This includes the following increases: salaries, $64,398 associated with the hiring of additional staff and our Chief Financial Officer, insurance, $28,923 associated with increased general liability and Directors and Officers coverage, and marketing and sales promotion, $17,433 associated with promoting our technology at trade shows and other venues.

Other Income and expense

Interest income was $ 4,835 and $-0- for the three months ended September 30, 2007 and 2006, respectively. This increase resulted from interest earned on the funds we received in connection with our private placement. Interest expense was $394 and $16,540 for the three months ended September 30, 2007 and 2006, respectively. The decrease in interest expense resulted from the repayment of credit line borrowings based upon the availability of funds from our Private Placement in October 2006.

Results of Operations – Nine months ended September 30, 2007 Compared to Nine months ended September 30, 2006

Revenues

We engage in two primary sources of revenue generating activities, revenues from fixed-price contracts and revenue from and time and material contracts. Total revenues were $417,992 and $182,071 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $235,921 or 130%. We had an increase in our fixed-price contract revenue of $254,223 or 155% and a reduction in revenue from time and materials contracts of $18,302 because we have shifted our focus away from time and materials contracts.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2007 and 2006 were $827,797 and $262,700, respectively, an increase of $565,097 or 215%. The company had a gross loss on revenues of $409,805 compared to gross loss on revenues of $80,629 for the nine months ended September 30, 2007 and 2006, respectively. Cost of revenues for the nine months ended September 30, 2007 included direct cost in the amount of $630,656, other cost, including allocated general and administrative expenses, of $162,141 and the establishment of warranty reserves of $35,000. Cost of revenues for the nine months ended September 30, 2006 included direct cost in the amount of $243,058 and other cost, including allocated general and administrative expenses, of $19,642.

Research and Development Expense

Research and development expenses were $1,252,752 and $500,532 for the nine months ended September 30, 2007 and 2006 respectively, an increase of $752,220, or 150%. This increased spending, primarily labor and material cost, was incurred to further develop our PHEV technology that is incorporated into our products. This increase represents a planned application of Private Placement funds.

General and Administrative Expenses

 General and administrative expenses for the nine months ended September 30 2007 and 2006 were $1,341,927 and $355,336 respectively, an increase of $986,591, or 278%. This includes the following increases: $452,270 - professional fees associated with becoming a publicly traded company, salaries - $202,144 associated with the hiring of additional staff and our Chief Financial Officer, insurance - $76,988 associated with increased general liability and directors and officers coverage, rent - $42,586 resulting from increased space and marketing, and sales promotion - $43,054, associated with promoting our technology at trade shows and other venues.

Other Income and expense

Interest income was $48,443 and $-0- for the nine months ended September 30, 2007 and 2006, respectively. This increase resulted from interest earned on the funds we received in connection with our private placement. Interest expense was $1,421 and $35,333 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in interest resulted from the repayment of credit line borrowings based upon the availability of funds from our Private Placement in October of 2006.

Liquidity and Capital Resources

Our net loss amounted to $2,957,462 for the nine months ended September 30, 2007. Our accumulated deficit amounted to $6,798,539 at September 30, 2007. We also used $2,895,791 of cash to fund our operating activities during the nine months ended September 30, 2007. At September 30, 2007, we had $60,412 at September 30, 2007 of working capital available to fund our ongoing operations.

 As more fully described in Note 12c to our unaudited condensed consolidated financial statements, on October 26, 2007 the Company completed a private placement of 10% senior secured convertible debentures and warrants to purchase common stock, and received gross proceeds in the amount of $3.2 million. The net proceeds of the private placement of $2.8 million will be used by Odyne for its working capital and capital expenditure requirements and to repay a $250,000 bridge note we received from Mr. Tannenbaum. The debentures are due on April 24, 2009 bear interest at 10% per year, payable in cash or freely-tradable common stock, at Odyne’s option.

Although the completion of the Private Placement substantially improved our overall liquidity, we believe we may not have sufficient capital resources to sustain operations through September 30, 2008. We will continue to devote substantial capital resources to research and development activities, developing our manufacturing infrastructure and penetrating possible markets for PHEV propulsion system. We will also need to raise additional funds to achieve commercialization of our PHEV system and continue the pursuit of our business plan. There can be no assurance that these funds will be available to us, and if available, at acceptable terms. Nor is there any assurance that we will ultimately be successful in the commercialization of our PHEV propulsion system. If we are unable to obtain additional capital, we will have to implement a cost cutting plan, reduce the size of our operating structure, and/ or sell assets to conserve our liquidity. We can also not provide any assurance that even if we are successful in efforts to raise additional capital, that the proceeds of any such financing transactions will enable us to develop our business to a level at which we are actually generating operating profits and positive cash flows.

At September 30, 2007, our current assets exceeded our current liabilities by $60,412 with a ratio of current assets to current liabilities of approximately 1.09 to 1.0. At September 30, 2007, unrestricted cash on hand was $108,742, a decrease of $2,975,200 from December 31, 2006. Restricted cash of $14,349 on hand at September 30, 2007 can be used to pay for investor relations costs, all of which are expected to be used during three months ending December 31, 2007.

Net Cash Used in operating Activities: Net cash used in operating activities totaled $2,895,791 for the nine months ended September 30, 2007 as compared to cash flow used in operating activities of $295,273 for the nine months ended September 30, 2006. This increase resulted primarily from our net loss from operations of $2,957,462, as discussed above, and was funded by the proceeds of our October 2006 Private Placement. Additionally, as part of our increased level of operating activities to continue our plan for the development and distribution of our PHEV propulsion system, other significant components of our change in working capital included: the use of cash to increase our inventory by $168,212 and to increase our accounts receivable by $225,457.

On March 29, 2007, the Company signed a Research and Development Contract Extension with NYSERDA to develop and install a PHEV system into a refuse vehicle provided by a third party. The Company’s obligation under this agreement is to design and install the system and to provide NYSERDA with regular status reports. NYSERDA will provide funding up to an additional $161,046 for this effort. As of September 30, 2007, the Company had not obtained a refuse vehicle from a third party.

On April 25, 2007, the Company entered into a Strategic Partnership Agreement with a company that sells buses on the west coast (“distributor”). Under the terms of the agreement, the distributor will supply a demonstration vehicle for which the Company will supply its PHEV system to the distributor at a price equal to material cost. We have incurred no obligation under this arrangement as of September 30, 2007.

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

 Critical Accounting Policies and Estimates

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, recording revenue and cost and cost of sales under production contracts using the percentage of completion method, establishing loss reserves of contracts in progress when necessary, equity transactions (compensatory and financing), and allocating costs among different cost centers and departments within our Company. We have adopted certain polices with respect to our recognition of revenue that we believe are consistent with the guidance provided under Securities and Exchange Commission Staff Accounting Bulletin No. 104.

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

A description of significant accounting polices that require us to make estimates and assumptions in the preparation of our consolidated financial statements are as follows:

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

As of December 31, 2006, we had identified certain matters that constituted a material weaknesses (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting, The material weakness that was identified related to the fact that that our overall financial reporting structure, internal accounting information systems, and current staffing levels are not sufficient to support the complexity of our financial reporting requirements. In the nine month period ended September 30, 2007 we instituted additional control procedures which included the retention of an outside consulting firm with specific expertise in this area to assist our management team.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2007 placement agents involved in the Private Placement exercised the cashless exercise provision with respect to 400,902 warrants and received 267,268 shares of common stock of the Company.

During the nine month period ended September 30, 2007 individuals that received warrants in connection with the issuance of convertible debentures exercised the cashless exercise provision with respect to 33,334 warrants and received 14,389 shares of common stock of the Company

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Odyne Corporation

November 14, 2007	By:	/s/ Alan Tannebaum
Alan Tannenbaum Chairman and Chief Executive Officer (Principal Executive Officer)

November 14, 2007	By:	/s/ Daniel Bartley
Daniel Bartley Chief Financial Offer (Principal Financial and Accounting Officer)