Form 10QSB/A
period 2007-06-30
ODYNE CORP
filed 2007-12-06
CIK 1346377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Odyne Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007, which was originally filed on November 14, 2007, solely to amend and replace Item 6 of the Form 10-QSB and attach Exhibits 31.1, 31.2 and 32.1, which exhibits were inadvertently omitted from the original filing.

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

Odyne Corporation

December 6, 2007	By:	/s/ Alan Tannebaum
Alan Tannenbaum Chief Executive Officer (Principal Executive Officer)

December 6, 2007	By:	/s/ Daniel Bartley
Daniel Bartley Chief Financial Offer (Principal Financial and Accounting Officer)