Form 10KSB
period 2007-12-31
ODYNE CORP
filed 2008-03-31
CIK 1346377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.:  333-130768

ODYNE CORPORATION

(Name of small business issuer in its charter)

Delaware	13-4050047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

89 Cabot Court, Suite L Hauppauge, New York	11788
(Address of principal executive offices)	(Zip Code)

(631) 750-1010

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $610,945.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the issuer was approximately $6,685,878 based on the closing price of $.50 per share on March 26, 2008, as quoted by the OTC Bulletin Board.

As of March 26, 2008, 22,101,448 shares of the issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐      No ☒

Documents Incorporated by Reference:  None

ODYNE CORPORATION

2007 FORM 10-KSB ANNUAL REPORT

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview of Our Business

We are a clean technology company that develops and manufactures propulsion systems for advanced Plug-in Hybrid Electric Vehicles for medium and heavy-duty trucks and buses by integrating our proprietary electric power conversion, electric power control and energy storage systems with a range of off-the-shelf components including electric motors and storage batteries. Our Plug-in Hybrid Electric Vehicle systems are either series or parallel configuration hybrids that are optimized for different applications. Our environmentally friendly and cost-effective Plug-in Hybrid Electric Vehicle systems allow vehicles to operate at lower costs and with lower vehicle emissions.

Alternatively Fueled Vehicles

General

We compete in the alternatively fueled vehicles market. Alternatively fueled vehicles include various types of vehicles that utilize electric and hybrid electric technology, hydrogen fuel cell technology, compressed natural gas, biodiesel, ethanol, propane and liquefied natural gas, or a combination of these technologies and fuels. There are more than 1,500,000 on-road alternatively fueled vehicles of all vehicle classes in use in the United States today, growing 9.3% per year since 1995. Each year in North America, an estimated 500,000 new medium and heavy-duty trucks and buses are sold, each with an estimated average life of ten years.

Electric and Hybrid Electric Vehicles

Electric vehicles and hybrid electric vehicles have emerged as a revolutionary solution for improved fuel efficiency and reduced vehicle emissions. Electric vehicles operate solely on electric power. Hybrid electric vehicles are capable of operating on both electricity and a conventional or alternative power source.

Plug-in Hybrid Electric Vehicles

Plug-in Hybrid Electric Vehicles are powered both by battery power and a conventional or alternative fuel source and with energy taken from a power grid. This reduces the amount of conventional or alternative fuel required to operate a Plug-in Hybrid Electric Vehicle when compared to a hybrid electric vehicle. Our technology can be deployed in electric vehicles, hybrid electric vehicles and Plug-in Hybrid Electric Vehicles. Any vehicle, whether it operates on diesel, gasoline or an alternative fuel source, can be made a Plug-in Hybrid Electric Vehicle. Plug-in Hybrid Electric Vehicles are therefore known as being fuel agnostic. A Plug-in Hybrid Electric Vehicle consumes less fuel, requires less maintenance and typically has a longer lifespan than conventional gas-powered vehicles.

We estimate the addressable market for our Plug-in Hybrid Electric Vehicle systems in newly-manufactured vehicles, which excludes vehicles that may be retrofitted with our Plug-in Hybrid Electric Vehicle systems, to be approximately $1.8 billion per year. This assumes modest growth in the number of medium and heavy-duty trucks and buses and 10% adoption of hybrid electric power at an estimated cost of $25,000 to $30,000 per vehicle. This cost target will not be achieved without substantial unit volume production of hybrid power trains. Several factors are driving accelerating demand in this market: (i) economic and political instability in many of the world’s largest oil producing countries placing increasing pressures on fuel costs, (ii) attempts to reduce the United States’ dependence on foreign oil by displacing imported petroleum with electricity generated from domestic fuels and (iii) increasingly stringent emissions standards. In addition, initiatives by the federal government, including the Energy Policy Act of 2005 and the Clean Efficient Automobiles Resulting from Advanced Technologies Act of 2003 support the development and use of clean technologies. Hybrid electric propulsion offers a highly attractive, affordable and user-friendly solution.

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

Business and Growth Strategy

We have developed a Plug-in Hybrid Electric Vehicle propulsion system for Class 6, 7 and 8 trucks and buses that encompasses proprietary battery and thermal management technology, unique system architecture and modular/scalable configuration. Class 6, 7 and 8 are vehicle weight classifications for most semi-trucks, busses and trailers. Current and prospective customers for our Plug-in Hybrid Electric Vehicle systems include original equipment manufacturers (OEMs), municipalities and private fleet operators.

Through the end of 2007, we delivered five Plug-in Hybrid Electric Vehicles, consisting of two buses and three trucks, to five different customers. In the same timeframe, we also delivered five PHEV kits to two different customers, one being an OEM and the other a retrofitter.

We have developed strategic relationships and strategic partnerships to further our development, marketing, and manufacturing of Plug-in Hybrid Electric Vehicle systems for medium and heavy-duty vehicles. Long Island Power Authority (known as LIPA), the non-profit electric utility serving southeastern New York, has agreed to work with us to promote our Plug-in Hybrid Electric Vehicle technology and to collaborate with us on product demonstrations. ElDorado National, a subsidiary of Thor Industries, Inc., has agreed to supply bus gliders and bodies for the Odyne/LIPA demonstration program and future projects. General Electric supplies induction traction drive motors to us and has worked with us to select induction motors that can meet a range of requirements. Bosch Rexroth provides certain drive systems as well as electric motors/generators to us. EnerSys supplies the lead-acid batteries used in constructing our Plug-in Hybrid Electric Vehicle system. We are also a founding member (and the only founding member company that is not a public utility company) in the Plug-In Partners National Campaign (www.pluginpartners.org), a national grass-roots campaign created to demonstrate the existing market for flexible-fuel Plug-in Hybrid Electric Vehicles. Plug-In Partners members include 24 of the nation’s largest locally-owned and controlled power systems.

We have appointed FAB Industries as an exclusive agent within a defined geographic territory to sell, install and maintain our products into existing vehicles. We have also appointed Creative Bus Sales, Inc. of Chino, California as our exclusive sales agent in a specified territory with respect to the transit bus market. Our agreement with Creative Bus Sales is dependent upon our fielding of a bus to be tested and certified to California Air Resources Board (CARB) standards, which has not yet occurred. Additionally, we have entered into an agreement with Dueco, Inc., a Wisconsin-based manufacturer of aerial lift trucks, to provide proprietary hybrid drive systems optimized for that market. In December 2007, we received a purchase order from Dueco for 25 of our Plug-in Hybrid Electric Vehicle propulsion systems.

Our growth strategy is to continue to expand our range of Plug-in Hybrid Electric Vehicle propulsion systems by tailoring them for use in specific medium and heavy-duty truck and bus applications. We intend to sell Plug-in Hybrid Electric Vehicle power system components to medium and heavy-duty vehicle OEMs and vehicle retrofitters.

We are a Delaware corporation, incorporated under the laws of New York in 1999 and re-incorporated under the laws of Delaware in 2005, and we conduct all of our operations through our wholly-owned subsidiary, Odyne Corporation. Odyne Corporation, incorporated in the State of New York in 2001, is a clean technology company that develops and manufactures Plug-in Hybrid Electric Vehicle propulsion systems for medium and heavy-duty trucks and buses. We are located at 89 Cabot Court, Suite L, Hauppauge, New York 11788. Our telephone number is (631) 750-1010; our web site is www.odyne.com .

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

The engine configuration and the braking system differentiate a PHEV propulsion system from conventional propulsion systems. In a PHEV propulsion system, the internal combustion engine operates in conjunction with an electric energy storage system and an electric motor to deliver power to the drive wheels. The efficiency of an electric motor at low rpm is superior to that of an internal combustion engine. To the extent that the electric motor is delivering power to the drive wheels at low speeds, this efficiency differential results in improved fuel efficiency.

The energy storage system also receives power from a PHEV’s braking system. The braking system of a conventional vehicle relies on friction between the brake elements to convert kinetic energy of the vehicle to heat, which then dissipates into the air and is wasted. The braking system in a PHEV operates the same as a conventional vehicle, but the electronics in a PHEV convert much of the kinetic energy back into electric power that is then stored for future use. This concept is called regenerative braking.

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

In the United States today, much of the vehicular fuel, gasoline or diesel oil is imported. Most electricity is generated from domestic fuels. Thus, supplementing the diesel fuel with “Plug-in HEV” electric power contributes to national energy independence. From a systemic emissions perspective, the use of this “grid fuel” is cleaner than using the liquid fuel carried in the vehicle.

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

PHEVs enhance the efficiency of vehicles regardless of the type of internal combustion engine or type of fuel used, which we believe makes them more advantageous than other alternatively fueled vehicles without a hybrid system. A PHEV system can be coupled with an engine operating on gasoline, diesel fuel or any alternative fuel. For fleet operators who have already adopted some form of alternatively fueled vehicle, we believe a hybrid electric system will further enhance the fuel efficiency of that alternatively fueled vehicle and lower its operating costs.

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

•
Lower costs. Our system is designed with a larger battery storage device, which allows for a smaller engine that is less expensive. Also, the engine in our series PHEV operates over a rpm range, which enhances the vehicle’s efficiency and resiliency.

•
Electric-only operation. We offer a series hybrid propulsion system architecture, which enables operation in electric-only mode as well as in hybrid-electric mode. Operating in electric-only mode lowers vehicle emissions further and enables operation in compliance with a “zero emission” standard where mandated or desirable.

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

We integrate off-the-shelf products, advanced control systems and our modular, build-to-order propulsion system to build our PHEV system. Our modular configuration can be optimized and modified to meet a customer’s changing needs over time. This modular configuration utilizes off-the-shelf components (such as electric motors, batteries, bus bodies, and chassis), proprietary technologies and components procured through strategic alliances. Accordingly, our PHEV system can be:

•	optimized to meet specific customer requirements,

•	easily modified as requirements change to extend the life of the vehicle,

•	rapidly serviced because individual sub-systems or major individual components can be swapped out,

•	highly scalable because the same components work with most types of engines, regardless of their fuel source, and

•	flexibly configured to maximize energy storage and power production with the smallest number of components.

Business and Growth Strategy

Products

We provide series and parallel propulsion systems consisting of a control area network, appropriate driver interface controls and a selection of other major components.

Series Versus Parallel Architecture

HEVs are currently designed with either series or parallel architectures. A series system configuration is better suited to operate in an “all-electric-mode.” Parallel hybrid technology is successfully being deployed in smaller passenger vehicles and heavy-duty vehicles (such as long-haul buses and trucks) where a larger percentage of travel may be highway driving.

In a series device, there is no direct connection between the internal combustion engine and the drive wheels. The internal combustion engine drives a generator-charger system to keep the energy storage system charged to the appropriate levels. The electric motor is connected directly to the rear wheels through the differential. There is no transmission. In a parallel system, the internal combustion engine is connected through a transmission to the drive wheels; the electric motor is also connected to the drive wheels through a parallel transmission.

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

Growth Strategy

Our growth strategy is to continue to expand our range of Plug-in Hybrid Electric Vehicle propulsion systems by tailoring them for use in specific medium and heavy-duty truck and bus applications. We intend to sell Plug-in Hybrid Electric Vehicle power system components to medium and heavy-duty vehicle OEMs and vehicle retrofitters. We spent approximately $1,575,594 in 2007 and $755,429 in 2006 on research and development activities.

Strategic Partnerships and Strategic Relationships

We have developed strategic relationships and strategic partnerships to further the development and manufacturing of our PHEV system for medium and heavy-duty vehicles.

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

Bosch Rexroth Corporation. Bosch supplies us with generators, motors and drives that are used in a range of vehicles that are currently being deployed. In 2007, we entered into an agreement with Bosch Rexroth providing for us to purchase certain motors from Bosch at a price to be maintained for one year. In addition, the agreement provides for engineering and marketing cooperation.

Plug-In Partners National Campaign. We are a founding member (and the only founding member that is not a public utility company) in the Plug-In Partners National Campaign (www.pluginpartners.org), a national grass-roots campaign created to demonstrate the existing market for flexible-fuel PHEVs. Plug-In Partners includes 24 of the nation’s largest locally-owned and controlled power systems.

New York State Energy Research and Development Authority. The New York State Energy Research and Development Authority is a public benefit corporation created in 1975 by the New York State Legislature. Approximately 400 New York State Energy Research and Development Authority research projects help the State of New York’s businesses and municipalities with their energy and environmental problems. Since 1990, the New York State Energy Research and Development Authority has successfully developed and brought into use more than 170 innovative, energy-efficient and environmentally beneficial products, processes and services. We have received funding to offset some of the research and development costs incurred in the development of a PHEV propulsion system for a mid-size bus. We intend to continue to work with New York State Energy Research and Development Authority to further develop and refine our technology.

EnerSys. EnerSys currently supplies a majority of the advanced lead-acid batteries used in constructing our PHEV system.

Sales and Marketing

Sales

Through the end of 2007, we delivered five Plug-in Hybrid Electric Vehicles, consisting of two buses and three trucks, to five different customers. In the same timeframe, we also delivered five PHEV kits to two different customers, one being an OEM and the other a retrofitter. We have an agreement with Dueco Inc., a Wisconsin-based manufacturer of aerial “bucket” trucks used by utilities and telecom companies, to supply them with PHEV systems optimized for this application. In December, we received an order from Dueco for twenty-five of these systems to be delivered before the end of 2008.

Marketing

There is currently demand from municipal fleet managers for fuel-efficient HEVs. However, based on initial demand and corresponding production costs, PHEVs are likely to cost almost twice the amount of conventional vehicles. As a result, to induce municipal fleet managers and other potential PHEV purchasers to convert to PHEVs, the U.S. government has created funding programs that provide purchasers with incentives to cover up to 80% of the incremental costs associated with the procurement of PHEVs.

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

Intellectual Property

We depend on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors’ products.  To protect our proprietary technology, we rely primarily on a combination of confidentiality procedures, copyright, trademark and patent laws.  It is our policy to require employees and consultants to execute confidentiality agreements and invention assignment agreements upon the commencement of their relationship with us.  These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances and for the assignment to us of intellectual property rights developed within the scope of the employment relationship.

We have filed four utility patent applications with the U.S. Patent & Trademark Office, or PTO, related to our technology. One application, relating to an air-cooled battery enclosure, was approved by the PTO and U.S. Patent No. 7,323,272 was issued on January 29, 2008. One patent application is currently being reviewed by the PTO. The other two utility patent applications have not yet been reviewed by the PTO.  We cannot assure you that patents will issue from the PTO on any of these patent applications that are in process to be reviewed by the PTO.

Competition

We are targeting our product development for use in Class 6, 7 and 8 medium and heavy-duty trucks and buses. Competition in the hybrid power sector remains somewhat fragmented, with three different classes of competitors participating in this space: vehicle manufacturers, component suppliers and systems companies. Nonetheless, competition has increased recently, and we expect this trend to continue as the demand for these products increases. We are a systems company offering a full range of components required for hybrid-electric vehicles. We believe we are the only company offering PHEV technology within our target market. Below is a brief summary of some of the other companies active in the industry.

Several vehicle manufactures have announced their intention to produce new HEV passenger cars and light trucks including Toyota, Honda, Ford, Chrysler and General Motors. Most of these producers are focusing on the automotive retail market and the broader passenger vehicle platforms that it includes. Some of these producers, including General Motors, are also large vehicle manufacturers and are focusing on heavy-duty transit bus applications. Most vehicle manufacturers are not in direct competition with our PHEV technology.

In addition to vehicle manufacturers, there are several competitors that offer either hybrid systems or hybrid system components to original equipment manufacturers. Among those competitors are public companies such as Eaton Corporation, Azure Dynamics Inc. and Enova Systems Inc. as well as ISE Research Corporation, a private company.

We believe that we are distinct in our approach of offering original equipment manufacturers a comprehensive plug-in hybrid system comprised of energy storage, control/power electronics, electric motors and generators and advanced control algorithms. Due to significant use of commercial off-the-shelf components, which keeps costs competitive and provides a wide range of flexibility in application and format, our PHEV systems have potential applications for a wide range of bus or truck manufacturers, up-fitters and specialty vehicle producers.

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

A very challenging component of the new emissions standards that started in 2007 is the drastic reduction (75% less in some cases) of nitrogen oxide, non-methane hydrocarbons and particulate matter. New engine “add-on” technology such as particulate traps, fuel filters and computerized fuel injection control have been created in an attempt to meet the mandates, but more work is required. To meet the stringent 2007 standards completely, vehicle and engine manufacturers are rethinking their current engine and propulsion technology. Major (and expensive) redesigns of diesel engine technology, the abandonment of diesel for gasoline and the use of advanced propulsion systems all represent potential alternatives to meeting the new standards.

Employees

As of March 26, 2008, we employed 19 full-time employees and 4 part-time employees. None of our employees are represented by a collective bargaining unit. All employees sign standard employment agreements that specify they are all “at will” employees.

Organizational History

Odyne Corporation was originally formed as a Subchapter S Corporation in the State of New York on August 3, 2001.

Pursuant to an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”), Technology Integration Group, Inc. (“TIG”), through a newly-formed acquisition subsidiary, acquired all of our outstanding common stock on October 17, 2006. TIG, in exchange for our common stock, issued 12,000,000 of its common stock directly to our stockholders (the “Share Exchange Transaction”). Following the Share Exchange Transaction, the existing stockholders of TIG retained 6,000,000 shares of the TIG’s outstanding common stock and our stockholders became the majority owners of TIG.

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

Reverse Merger and Recapitalization. On October 17, 2006, we completed a “reverse merger” transaction, in which we caused PHEV Acquisition Corp., a New York corporation and our newly-created, wholly-owned subsidiary (“Merger Sub”), to be merged with and into Odyne Corporation, a New York corporation (“Odyne”). As a result of the merger, Odyne became our wholly-owned subsidiary, with Odyne’s former shareholders acquiring a majority of the outstanding shares of our common stock. The reverse merger was consummated under New York law and pursuant to an Agreement of Merger and Plan of Reorganization, dated October 17, 2006 (the “Merger Agreement”), as discussed below. Concurrently with the closing of the merger, we also completed a private placement to accredited investors, and received gross proceeds of $3,033,000 (including the issuance of 304 units in exchange for our convertible debentures that we issued in a previous bridge loan financing transaction and 79 units issued in exchange for a release of certain trade accounts payable balances) at the closing of the private placement. In subsequent closings, additional proceeds were received raising the total amount to $5,750,000.

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

Pursuant to the Merger Agreement, at the closing of the merger, Roger M. Slotkin and Joshua A. Hauser, former directors of Odyne, as well as independent directors Bruce E. Humenik, Stanley W. Struble and S. Charles Tabak, were appointed to our board of directors. In connection with the appointment of these five directors, at the closing of the merger, Cosimo J. Patti and Gerald Wisz, the directors of Technology Integration Group prior to the merger, resigned as directors. At the closing of the merger, the board of directors appointed Mr. Slotkin as Chief Executive Officer, Mr. Hauser as President and Chief Operating Officer, Joseph M. Ambrosio as Executive Vice President - Engineering and Chief Technology Officer, and Konstantinos Sfakianos as Executive Vice President - Operations, each of whom served in a similar position with Odyne. In addition, Daniel Bartley was appointed to be our Chief Financial Officer. On September 19, 2007 Roger Slotkin was replaced in his capacity as our Chief Executive Officer and as a member of the board of directors by Alan Tannenbuam.

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

October 2007 Private Placement

On October 26, 2007, we completed a private placement to five accredited investors, pursuant to the terms of a subscription agreement. The securities were offered and sold in units, with each unit consisting of $100,000 principal amount of 10% senior secured convertible debentures and warrants to purchase shares of common stock at an exercise price of $.75 per share.

The debentures bear interest at 10% per year, payable quarterly in cash or freely-tradable common stock, at our option, and mature on the earlier of 18 months after the original issuance date or the completion by us of one or a series of related debt or equity financing transactions for minimum gross proceeds of $5,000,000, exclusive of any financing transaction by a factor or commercial bank (referred to as a Subsequent Financing). The warrants are exercisable at any time and expire three years from issuance.

Pursuant to the subscription agreements with the investors, we sold debentures with an aggregate face value of $3,200,000 and received gross proceeds of $3,200,000. The debentures rank senior to all other indebtedness of ours. Pursuant to the terms of a security agreement with the investors, the debentures are secured by the grant by us and our subsidiary to a collateral agent of collateral that consists of a first priority security interest in all of our and our subsidiary’s assets. The outstanding balance of the debentures may be converted at the option of the holder, in whole or in part, at the earlier of 12 months after the original issuance date, into shares of our common stock at a conversion price equal to 70% of the then market price per share of common stock, or upon the completion by us of a Subsequent Financing, into the securities being sold in such Subsequent Financing at an effective conversion price equal to 80% of the purchase price of those securities. Notwithstanding the foregoing, the minimum conversion price will be no less than $.25 per share. Partial conversions by the investors are permitted.

As part of the transaction, we issued to the investors warrants to purchase an aggregate of up to 4,266,670 shares of our common stock at an exercise price of $.75 per share. The warrants are exercisable for three years, contain customary change of control buy-out provisions and are not redeemable. The warrants also contain anti-dilution provisions (including “full-ratchet” price protection from the future issuance of stock, exclusive of the conversion of the debentures and certain other excluded stock issuances, or securities convertible or exercisable for shares of common stock below $.75 per share), provided that the exercise price of the warrants may not be adjusted to less than $.25 per share as a result of the full-ratchet price protection.

Pursuant to the terms of a registration rights agreement with the investors, we agreed to file a registration statement with the U.S. Securities and Exchange Commission as soon as possible for purposes of registering the resale of the shares of our common stock issuable upon the conversion of the debentures and exercise of the warrants sold in the private placement. In the event the registration statement is not declared effective within 180 calendar days following the closing, we will pay the investors 2% in cash or stock of the face amount of the debentures for every 30-day period, or portion thereof, that the registration statement is not declared effective for a maximum of six months, subject to the ability of the investors to sell the underlying shares pursuant to Rule 144. The liquidated damages can be paid in cash or freely-tradable common stock, at our option. We have also agreed that we will not file a registration statement for any additional shares of common stock until 75 days after the effective date of the registration statement.

Matrix U.S.A., LLC acted as placement agent in the transaction. The placement agent received $320,000 in cash placement fees and warrants to purchase 1,000,000 shares of common stock in the transaction.

The debentures and warrants issued in the private placement were exempt from registration under Section 4(2) of the Securities Act of 1933 as a sale by an issuer not involving a public offering or under Regulation D promulgated pursuant to the Securities Act of 1933. None of the debentures or warrants, or shares of our common stock underlying such debentures and warrants, were registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

After the closing of the October 2007 private placement, we had 21,027,578 shares of common stock outstanding, not including 4,924,620 shares of common stock issuable upon conversion, at any time, of shares of our series A convertible preferred stock and a maximum of 12,800,000 shares of common stock issuable upon conversion, at any time, of our 10% senior secured convertible debentures. We also had outstanding, warrants to purchase 9,586,350 shares of common stock, inclusive of the investor warrants and placement agent warrants issued in the October 2007 private placement, and stock options to purchase 4,270,000 shares of common stock.

March 2008 Private Placement

On March 27, 2008, we completed a private placement to institutional accredited investors, pursuant to the terms of a securities purchase agreement. Under the terms of the agreement, we sold 11,666,667 shares of our common stock at $.60 per share. As part of this transaction, the investors also received warrants to purchase 11,666,667 shares of our common stock at $.72 per share. The warrants are exercisable for five years, contain customary change of control buy-out provisions and are not redeemable. The warrants also contain anti-dilution provisions (including “full-ratchet” price protection from the future issuance of stock, exclusive of certain issuances, or securities convertible or exercisable for shares of common stock below $.72 per share), provided that the exercise price of the warrants may not be adjusted to less than $.60 per share as a result of the full-ratchet price protection. We received $7,000,000 in gross proceeds in connection with this private placement.

vFinance Investments, Inc. acted as placement agent in the transaction. The placement agent received $630,000 in cash placement fees and warrants to purchase 1,050,000 shares of common stock in the transaction. The placement agent will also receive a warrant exercise fee in the amount of 2% of the exercise price of the warrants paid upon exercise.

The shares of common stock and warrants issued in the private placement were exempt from registration under Section 4(2) of the Securities Act of 1933 as a sale by an issuer not involving a public offering or under Regulation D promulgated pursuant to the Securities Act of 1933. None of the shares of common stock or warrants, or shares of our common stock underlying such warrants, were registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempts transactions by an issuer not involving any public offering. Such securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

After the closing of the March 2008 private placement, we had 33,768,115 shares of common stock outstanding, not including 4,811,032 shares of common stock issuable upon conversion, at any time, of shares of our series A convertible preferred stock and a maximum of 12,800,000 shares of common stock issuable upon conversion, at any time, of our 10% senior secured convertible debentures. We also had outstanding warrants to purchase 23,303,014 shares of common stock, inclusive of the investor warrants and placement agent warrants issued in the March 2008 private placement, and stock options to purchase 2,115,000 shares of common stock.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following material risks, together with the other information contained in this prospectus, before you decide to buy our common stock. If any of the following risks actually occur, our business, results of operations and financial condition would likely suffer. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We are still in an early stage of development and have earned limited revenues to date.

We are still an early-stage company. Since our inception, we have engaged primarily in research and product development, testing, the establishment of strategic alliances and marketing. Our products are at various stages in the development cycle. We have earned limited revenues to date and have supported our operations primarily through cash flow from product sales, engineering services, development grants and cost-sharing programs and debt and private equity investment. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses and delays frequently encountered in connection with a new business and the development of new products and new technology.

We have a limited operating history, which limits the information available to you to evaluate our business, and have a history of operating losses and uncertain future profitability.

We were formed in August 2001 and have generated $2,076,787 in revenue, including research and development grants, from inception through December 31, 2007, while incurring a net operating loss of $7,424,310 during that period. There is limited operating and financial information to evaluate our historical performance and our future prospects. We face the risks and difficulties of an early-stage company including the uncertainties of market acceptance, competition, cost increases and delays in achieving business objectives. There can be no assurance that we will succeed in addressing any or all of these risks or that our efforts will generate significant revenue or achieve future profitability. The failure to do so would have an adverse effect on our business, financial condition and operating results.

We have no experience manufacturing our products on a large-scale commercial basis and may be unable to do so.

To date, we have focused primarily on research, development and low volume manufacturing and have no experience manufacturing our products on a large-scale commercial basis. Through the end of 2007, we delivered five Plug-in Hybrid Electric Vehicles, consisting of two buses and three trucks, to five different customers. In the same timeframe, we also delivered five PHEV kits to two different customers, one being an OEM and the other a retrofitter. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities could have an adverse effect on our business, financial condition and results of operations. Even if we are successful in developing our manufacturing capabilities and processes, we do not know whether we will do so in time to meet the requirements of our customers.

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

We have received non-refundable development funding from various governmental and/or energy-related agencies, including Long Island Power Authority, the Electric Power Research Institute and the Greater Long Island Clean Cities Coalition. In 2006, we received $12,500 from grants. Several of our current and proposed projects for certain municipalities have been, or are expected to be, funded by such programs. We cannot assure you that we will be able to obtain grants funded by government programs in the future. The loss of existing grants or the failure to earn new grants would harm our ability to fund future research and development and production, which would have an adverse effect on our operating results.

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

Our business plan requires us to hire a number of qualified personnel, as well as retain our current key management employees. We must attract leading talent to be able to execute our business strategy. Presently, our senior executive officers are Alan Tannenbaum, Chief Executive Officer, Joshua A. Hauser, President and Chief Operating Officer, Daniel Bartley, Chief Financial Officer, Joseph M. Ambrosio, Executive Vice President – Engineering and Chief Technology Officer, and Konstantinos Sfakianos, our Executive Vice President – Operations. The loss of the services of one or more of our senior executives or our inability to find the additional managers we require for any reason could impair our ability to execute our business plan.

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

A malfunction or the inadequate design of our products could result in product liability or other tort claims. Accidents involving our products could lead to personal injury or physical damage. Any liability for damages resulting from malfunctions could be substantial and could materially adversely affect our business and results of operations. In addition, a well-publicized actual or perceived problem could adversely affect the market’s perception of our products. This could result in a decline in demand for our products, which would adversely affect our financial condition and results of operations.

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

Risks Related to Our Common Stock

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

Sales of a significant number of shares of common stock in the public market could harm the market price of our common stock. As of December 31, 2007, 3,890,770 shares of our Common stock are issuable upon the conversion of our Series A Convertible Preferred Stock. Up to 12,800,000 shares of common stock will be issuable upon conversion of our 10% senior secured convertible debentures and 10,586,346 shares of common stock are issuable upon exercise of warrants to purchase common stock. Sales of common stock, including those that may be sold pursuant to Rule 144, are likely to have a depressive effect on the market for our common stock.

Our officers and directors have significant voting power and may take actions that may not be in the best interests of other stockholders.

Our executive officers and directors control in excess of 34% of our outstanding voting securities. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all of our stockholders.

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

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

•	adverse economic conditions,

•	inability to raise sufficient additional capital to operate our business,

•	unexpected costs, lower than expected sales and revenues, and operating defects,

•	adverse results of any legal proceedings,

•	the volatility of our operating results and financial condition,

•	inability to attract or retain qualified senior management personnel, and

•	other specific risks that may be referred to in this report.

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

We undertake no obligation to publicly update forward-looking statements. You are advised to carefully read the “Risk Factors” set forth above in this report and any further disclosures we make on related in our Form 10-QSB and 8-K reports to the SEC, and our press releases. You should understand that it is not possible to predict or identify all factors that may affect future results. Consequently, you should not consider the “Risk Factors” set forth in Part II of this 2007 Form 10-KSB to be a complete discussion of all potential risks or uncertainties.

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

ITEM 3.  LEGAL PROCEEDINGS.

On January 16, 2008, Amity Truck Service Corp. commenced an action against Odyne Corporation and others in the Supreme Court, Suffolk County seeking to recover damages based on alleged facts concerning our commercial relationship with the plaintiff in the latter part of 2006 and the early part of 2007 which culminated in an Exclusive Sales and Marketing Agreement, whereby the plaintiff agreed to serve as the exclusive retrofitting installer of our plug-in hybrid electric propulsion systems for medium and heavy trucks and as the exclusive distributor of such vehicles in the New York metropolitan area. It is our opinion that the alleged facts, even if true, do not provide a legal basis for recovery, and we have filed a motion to dismiss the litigation on the grounds that the complaint fails to state any viable cause of action. The motion was submitted to the court on February 27, 2008 and is presently pending. Our management believes that we have a reasonable chance of succeeding in dismissing the action, although we cannot predict the outcome of the motion and the action.

Apart from the legal proceeding noted in the previous paragraph, we are not party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of security holders in the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY , RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock are quoted and listed for trading on the OTC Bulletin Board under the symbol ODYC. Our symbol prior to the closing of our reverse merger transaction on October 17, 2006, was TING; however, there was no trading of our stock prior to the closing of such transaction.

The following table sets forth the high and low closing prices for our common stock for the periods indicated as reported by the OTC Bulletin Board:

	Year ended December 31,
Quarter	2007			2006
	High		Low	High	Low
First		2.40	1.63	—	—
Second		1.95	.28	—	—
Third		.40	.15	—	—
Fourth		.70	.23	—	—
Fourth (October 18 to December 31, 2006)	$			2.85	1.60

On March 26, 2008, the closing price of our common stock, as reported by the OTC Bulletin Board, was $.50 per share. The high and low closing prices for our common stock, as reported by the OTC Bulletin Board, since January 1, 2008 were $.75 and $.40, respectively.

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

As of March 26, 2008, there were approximately 60 holders of record of our common stock. However, we believe that there are significantly more beneficial holders of our common stock as many beneficial holders hold their stock in “street name.”

Dividend Policy

We do not expect to pay a dividend on our common stock in the foreseeable future.  The payment of dividends on our common stock is within the discretion of our board of directors , subject to our certificate of incorporation . We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors.

Recent Sales of Unregistered Securities

In December 2007, we issued a warrant to UEHC, Inc. to purchase an aggregate of up to 1,000,000 shares of our common stock at an exercise price of $1.00 per share. The warrant is exercisable for three years, contains customary change of control buy-out provisions and is not redeemable. The warrant was not registered under the Securities Act of 1933 in reliance upon the exemption from registration provided by Section 4(2) of that Act and Regulation D promulgated under that section, which exempts transactions by an issuer not involving any public offering. This security may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The warrant contains a legend stating the same.

Other than the warrant issuance noted in the previous paragraph, there were no sales of unregistered securities other than as reported in prior reports on Form 10-KSB, 10-QSB or 8-K. In addition, see Item 1, Description of Business - Organizational History, for information concerning our October 2007 and October 2006 private placement transactions and reverse merger.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We did not repurchase any shares of our common stock in the fourth quarter of the year ended December 31, 2007.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this report. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We completed a reverse merger transaction on October 17, 2006, in which we caused PHEV Acquisition Corp., a New York corporation and our newly-created, wholly-owned subsidiary, to be merged with and into Odyne Corporation, a New York corporation (Odyne New York). Until the merger, we engaged in the business of providing marketing, communications and technical integration advice to small and medium-sized businesses , which we discontinued following the merger and succeeded to the business of Odyne New York. The directors and management of Odyne New York thereupon became our directors and management. On October 17, 2006, we changed our corporate name from Technology Integration Group Inc. to Odyne Corporation.

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

Results of Operations - Year Ended December 31, 2007 Compared to December 31, 2006

Revenues

We engage in two primary sources of revenue generating activities, revenues from fixed-price contracts and revenue from time and material contracts. Total revenues were $610,945 and $242,945 for the years ended December 31, 2007 and 2006, respectively, an increase of $368,000, or 151%. During the year ended December 31 2007, we delivered our first commercialized OEM PHEV production system.

Cost of Revenues

Cost of revenues for the years ended December 31, 2007 and 2006 were $1,207,080 and $410,213, respectively, an increase of $796,867, or 194%. We had a gross loss on revenues of $596,135 compared to gross loss on revenues of $167,268 for the years ended December 31, 2007 and 2006, respectively. Cost of revenues for the year ended December 31, 2007 included direct costs in the amount of $895,964, other costs, including allocated general and administrative expenses, of $268,116 and the establishment of warranty reserves of $43,000. Cost of revenues for the year ended December 31, 2006 included direct costs in the amount of $370,361 and other costs, including allocated general and administrative expenses, of $39,852. We did not record any reserve for warranty during the year ended December 31, 2006.

Research and Development Expense

Research and development expenses were $1,573,594 and $755,429 for the years ended December 31, 2007 and 2006, respectively, an increase of $818,165, or 108%. This increased spending, primarily labor and material cost, was incurred to further develop our PHEV technology that is incorporated into our products. This increase represents a planned application of private placement funds.

General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2007 and 2006 were $1,922,244 and $758,283, respectively, an increase of $1,163,961, or 153%. This includes the following increases: $445,366 in professional fees associated with becoming a publicly traded company, $169,603 in salaries associated with the hiring of additional staff, $144,187 in sales, marketing and promotional activities, $140,000 in allowances for uncollectible accounts, $93,930 in payroll benefits including option grants, $57,410 in depreciation expense, $17,342 in insurance associated with increased general liability and directors and officers coverage and $96,123 of other cost associated with our expanded operational activities.

Other Income and Expense

Interest income was $62,878 and $14,610 the years ended December 31, 2007 and 2006, respectively. This increase resulted from interest earned on the funds we received in connection with our two private placements. Interest expense was $232,995 and $343,598 for the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Our net loss amounted to $4,262,090 and $2,009,968 for the years ended December 31, 2007 and 2006, respectively. Our accumulated deficit amounted to $8,103,167 and $3,841,077 at December 31, 2007 and 2006, respectively. We used $3,732,075 to fund our operating activities during the year ended December 31, 2007 and $1,237,106 to fund operations during the year ended December 31, 2006. As of December 31, 2007 and 2006, we had $1,829,467 and $2,969,858, respectively, of working capital available to fund our ongoing operations.

 On October 26, 2007, we completed a private placement of 10% senior secured convertible debentures and warrants to purchase common stock, and received gross proceeds in the amount of $3.2 million. The net proceeds of the private placement of approximately $2.8 million are being used by us for our working capital and capital expenditure requirements and to repay a $250,000 bridge note we received from Alan Tannenbaum, our Chief Executive Officer. The debentures are due on April 24, 2009, bear interest at 10% per year, payable in cash or freely-tradable common stock, at our option.

On March 27, 2008, we completed a private placement of shares of common stock and warrants to purchase common stock, and received gross proceeds in the amount of $7,000,000. The net proceeds of the private placement of $6,354,996 are being used by us for our working capital and capital expenditure requirements.

We believe that the proceeds we received in connection with our March 2008 private placement improved our overall liquidity. However, we will still be required to devote all of our capital resources to pursuing our research and development initiatives, developing our manufacturing infrastructure and penetrating possible markets Plug-in Hybrid Electric Vehicle system. We will need to raise substantial additional funds to achieve commercialization of our Plug-in Hybrid Electric Vehicle system and continue the pursuit of our business plan.

We have taken certain measures to conserve our liquidity while we continue the effort to develop our technology. Our management believes that our current level of capital resources is sufficient to sustain our business through December 31, 2008. However, we cannot assure you that we will be successful in our efforts to fully commercialize our Plug-in Hybrid Electric Vehicle system or that the commercialization of this technology will actually improve our operating results. Additionally, we cannot assure you that unforeseen circumstances will not have a material affect on our business that could require us to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. We have not secured any commitments for new financing at this time nor can we assure you that new capital will be available to us on acceptable terms, if at all. We also cannot assure you that even if we are successful in our efforts to raise additional capital, that the proceeds of any such financing transaction will enable us to develop our business to a level in which it is actually generating operating profits and positive cash flows.

Net Cash Used in Operating Activities: Net cash used in operating activities totaled $ 3,732,015 for the year ended December 31, 2007 as compared to cash flow used in operating activities of $1,237,106 for the year ended December 31, 2006. During the year ended December 31, 2007, the major components of cash used in operations included our net loss from operations of $4,262,090, an increase in our level of inventory of $194,830, an increase in our accounts receivable of $274,243 and a reduction of our billings in excess of cost of $57,500. Items that had a favorable impact on cash used in operating activities during the year ended December 31, 2007 included the use of restricted cash for investor relations activities of $227,583 and an increase in the amount of customer deposits in hand of $87,089. During the year ended December 31, 2006, cash used in operating activities included our net loss from operations of $1,237,106, an increase in our inventory of $127,593 and an increase in the amount of our pre paid expenses, primarily insurance, by $103,482. Items that had a favorable impact on cash used in operating activities included an increase in accounts payable of $182,018, an increase in accrued expenses and other liabilities of $113,248 and an increase in customer deposits on hand in the amount of $150,000.

Net cash used in Investing activities: We invested $78,632 in property and equipment during the year ended December 31, 2007 as compared to $95,572 invested in property and equipment during the year ended December 31, 2006.

Net Cash Provided by Financing Activities: Net cash provided by financing activities during the year ended December 31, 2007 included $2,765,624 of net proceeds we received from the issuance of our convertible debentures, receipt and repayment of a loan from our Chief Executive Officer in the amount of $250,000, the sale of a warrant for $55,115 and the payment of capital lease obligations in the amount of $6,817.

Net cash provided from financing activities during the year ended December 31, 2006 included $4,355,319 of net proceeds from our issuance of series A convertible preferred stock, proceeds from convertible debentures of $250,000 and loans from officers in the amount of $73,000. We used cash in financing activities to pay down officer’s loans in the amount of $139,725, capital lease obligations of $6,644 and pay net credit line activity in the amount of $115,830.

On March 29, 2007, we signed a Research and Development Contract Extension with NYSERDA to develop and install a PHEV system into a refuse vehicle provided by a third party. Our obligation under this agreement is to design and install the system and to provide NYSERDA with regular status reports. NYSERDA will provide funding up to an additional $161,046 for this effort. As of December 31, 2007, we had not obtained a refuse vehicle from the third party and have not incurred any costs related to this contract extension.

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

A description of significant accounting polices that require us to make estimates and assumptions in the preparation of our consolidated financial statements are as follows:

Revenue Recognition. We derive a significant portion of our revenues from production contracts that we account for using the percentage of completion method. Accordingly, we make estimates of costs to complete these contracts that we us a basis for recording revenue.

We apply the revenue recognition principles set forth under AICPA Statement of Position (“SOP”) 81-2 “Accounting for Production Type Contracts” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” with respect to our revenue.

Income Taxes. We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our balance sheet for temporary differences, loss and credit carry forwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that our management must make as to our results in future periods. The outcome of events could differ over time which would require us to make changes in our valuation allowance.

Stock-Based Compensation We have adopted SFAS No. 123(R) “Share Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and results in a charge to operations.

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

Recently-issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this pronouncement did not have an effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of the adoption of this statement on our results of operations and financial condition.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”) effective for reporting periods after December 15, 2007.  EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under Statement 123(R) and result in an income tax deduction for the employer.  A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified non-vested shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments.  We do not expect the adoption of this pronouncement to have a material impact on our financial position, results of operation and cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect SFAS 141R to have an impact on the accounting for any future business acquisitions as of the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires (a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We are currently assessing the impact of SFAS 160 on our consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS.

Our audited financial statements for the years ended December 31, 2007 and 2006 are included as a separate section of this report beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .

On September 10, 2007, we dismissed Marcum & Kliegman LLP (“Marcum”), as our independent registered public accounting firm. The reports of Marcum on our financial statements as of and for the fiscal year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Simultaneously with the dismissal of Marcum, we engaged Holtz Rubenstein Reminick LLP (“Holtz Rubenstein”) to act as our independent registered public accounting firm as successor to Marcum. Holtz Rubenstein is located at 125 Baylis Road, Melville, New York 11747.

The audit committee of our board of directors approved the dismissal of Marcum and this action was ratified by our board of directors. The audit committee simultaneously approved the appointment of Holtz Rubenstein as our independent registered public accounting firm and this action was ratified by our board of directors.

During our two most recent fiscal years, and the subsequent interim period prior to September 10, 2007, we did not consult Holtz Rubenstein regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

As of June 30, 2006, Marcum had advised us that it identified certain deficiencies in our internal controls over financial reporting that constitute a “material weakness.” The material weakness principally relates to our having limited segregation of duties within our accounting department and the need for us to strengthen our expertise with respect to the application of complex accounting principles involving equity transactions and SEC reporting rules. These control deficiencies have not resulted in any misstatements in our financial statements.  Our management has attempted to remedy these deficiencies by engaging outside consultants with the appropriate skills to address our ongoing accounting and finance needs.  We have authorized Marcum to respond fully to any inquiries of Holtz Rubenstein concerning the material weakness described above.

During Marcum’s engagement with us (i) there were no disagreements between us and Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-B of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The decision to replace Marcum was not the result of any disagreement between us and Marcum on any matter of accounting principle or practice, financial statement disclosure or audit procedure. Our board of directors deemed it in our best interest to change independent auditors.

On November 20, 2006, we terminated Most & Company, LLP (“ Most”) as our independent registered public accounting firm. Most audited our financial statements for the fiscal year ended June 30, 2006. The reason for the replacement of Most was that, following the merger, the former shareholders of Odyne own a majority of the outstanding shares of our common stock. Odyne is our primary business unit, and the independent registered public accountants of Odyne was the firm of Marcum & Kliegman LLP. We therefore retained Marcum as our independent registered public accounting firm effective as of November 20, 2006. Marcum is located at 655 Third Avenue, 16th Floor, New York, New York 10017.

The appointment of Marcum was recommended and approved by our board of directors. During our two most recent fiscal years, and the subsequent interim period prior to November 20, 2006, we did not consult Marcum regarding either: (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on Odyne’s financial statements, or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 8A(T). CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures as of December 31, 2007 are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our system of internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and the criteria set forth by COSO, our management believes that we did maintain effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

There have been no significant changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Executive Officers and Directors

The following table shows the positions held by our board of directors and executive officers, and their ages as of March 26, 2008:

Name	Age	Position

Alan Tannenbaum	40	Chief Executive Officer and Director

Joshua A. Hauser	62	President, Chief Operating Officer and Director

Joseph M. Ambrosio	38	Executive Vice President-Engineering and Chief Technology Officer

Konstantinos Sfakianos	38	Executive Vice President-Operations

Daniel Bartley	47	Chief Financial Officer

Bruce E. Humenik	59	Director

Stanley W. Struble	62	Director

S. Charles Tabak	75	Director

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Alan Tannenbaum has served as our Chief Executive Officer and as a member of our board of directors since September 2007. Immediately prior to joining our company, Mr. Tannenbaum was an independent investor and consultant. From 1998 to May 2006, he had been a Managing Director of Lehman Brothers Inc., a leading investment banking firm. At Lehman Brothers, he served as the Head of Institutional Equity Sales from 2002 to 2006, where he was responsible for sales production of more than $300 million and managed a team of 85 senior sales people in nine offices around the world, leading his group to a number one institutional sales ranking on Wall Street. Mr. Tannenbaum also served at Lehman Brothers as the Head of European Equity Capital Markets in London in 2001 and 2002, and Head of Telecom and Media Equity Capital Markets from 1998 to 2000. Mr. Tannenbaum received a B.A. degree from the University of Michigan.

Joshua A. Hauser has served as our President and Chief Operating Officer and as a member of our board of directors since October 2006, and joined Odyne in July 2004 as Senior Vice President, Business Development and Finance and as a director and in June 2006 became its President and Chief Operating Officer. He brings over 30 years experience in industrial and military electronics. From 1967 to 1984, he held various positions, including Vice President of Manufacturing, Vice President of Operations and General Manager at Lambda Electronics, a division of Veeco Instruments Inc. Veeco Instruments designed and manufactured electronic power supplies and instrumentation used primarily in semiconductor processing. From 1984 to 1989, he was Executive Vice President and Director of Veeco Instruments Inc., a New York Stock Exchange listed company; from 1989 to 1996, he was Managing Director of Unitech plc, a London Stock Exchange listed company that manufactured and designed electronic power supplies and control system components; and from 1996 to 1999, he was President of Siebe Power Controls, a division of Siebe plc, a London Stock Exchange listed company. Siebe plc was a diversified manufacturer of environmental and process control systems, control system components and other electronic subsystems including electronic power supplies. Mr. Hauser has previously served on the board of directors of Veeco Instruments Inc., NEMICLambda KK, a Japanese manufacturer of electronic power supplies (Tokyo Stock Exchange listed), and Unitech plc. Since leaving Siebe plc in April 1999, Mr. Hauser has managed a successful management consulting business. He is currently also the Chairman of the Board of Transistor Devices, Inc., a manufacturer of electronic power supplies and power systems. Mr. Hauser received B.S. and M.S. degrees in Electrical Engineering from Columbia University. He is presently a member of the Board of Visitors of the School of Engineering at Columbia University.

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

S. Charles Tabak has served as a member of our board of directors since October 2006. Mr. Tabak has more than 50 years of business experience in varying positions. From 1991 to August 2004, Mr. Tabak served as Chief Executive Officer and General Counsel for Arc Medical & Professional Personnel, Inc., a privately owned and operated staffing company that provided temporary and permanent medical personnel placements as well as DNA genetic testing services. From 1969 to 1990, Mr. Tabak served as a principal and as Executive Vice President and General Counsel to Channel Home Centers Inc., a multi state retailer of home improvement products. From 1964 to 1969, Mr. Tabak served as Director of Finance for the JJ Newberry Co., which owned and operated over 1,000 retail stores and restaurants. From 1959 to 1964, Mr. Tabak served as assistant in-house counsel, Director of Internal audit- Expense Controller and Director of Accounts for Bloomingdale’s, a division of Federated department stores that owned and operated retail department stores. From 1957 to 1959, Mr. Tabak served as a Senior staff Auditor for Ernst & Ernst, then a Big 8 worldwide accounting firm. Mr. Tabak received a B.S. degree in accounting, as well as a J.D. degree from New York University. Mr. Tabak is admitted to practice law in the State of New York and before the U.S. Supreme Court.

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

Board Committees

On October 17, 2006, the board of directors authorized the creation of an audit committee, compensation committee, and nominations and governance committee.

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

2006 Equity Incentive Plan

The purpose of our 2006 Equity Incentive Plan, formerly the 2005 Non-Statutory Stock Option Plan (the “2006 Plan”), is to enable us to attract, retain and motivate key employees, directors and, on occasion, consultants, by providing them with stock options. Awards granted under the 2006 Plan may be either incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, non-qualified stock options, performance shares, stock appreciation rights, restricted stock, restricted stock units, bonus shares or dividend equivalents. Pursuant to the 2006 Plan, awards to purchase an aggregate of 3,000,000 shares of common stock may be granted under the 2006 Plan and, on December 31, 2007, stock options to purchase 1,975,000 shares of common stock were outstanding: 505,000 stock options with an exercise price of $.75 per share, 20,000 stock options with an exercise price of $1.65 per share, 20,000 stock options with an exercise price of $.65 per share, 705,000 stock options with an exercise price of $.395 per share, 300,000 stock options with an exercise price of $.47 per share, 125,000 stock options with an exercise price of $.53 per share and 300,000 stock options with an exercise price of $.71 per share. The $.75 options vest and become exercisable in three equal increments on each of October 17, 2008, 2009 and 2010. The $1.65 options vest and become exercisable in three equal increments on each of March 1, 2009, 2010 and 2011. The $.65 options vest and become exercisable in three equal increments on each of May 29, 2009, 2010 and 2011. The $.395 options vest and become exercisable in three equal increments on each of October 23, 2009, 2010 and 2011. The $.47 options vest and become exercisable in three equal increments on each of September 19, 2009, 2010 and 2011. The $.53 options vest and become exercisable in three equal increments on each of December 12, 2009, 2010 and 2011. The $.71 options vest and become exercisable in three equal increments on each of September 19, 2009, 2010 and 2011 The aggregate number of shares of common stock subject to stock options, stock appreciation rights, performance stock and bonus shares granted to any one employee during any calendar year, may not exceed 300,000 shares. The aggregate fair market value of common stock with respect to incentive stock options that are exercisable for the first time by any employee may not exceed $100,000 during any calendar year.

The 2006 Plan is administered by the compensation committee of the board of directors, or by the board of directors as a whole. The board of directors has the power to determine the terms of any award granted under the 2006 Plan, including the exercise price, the number of shares subject to the award and conditions of exercise. Stock options granted under the 2006 Plan are generally not transferable, and each stock option is generally exercisable during the lifetime of the optionee only by such optionee. The exercise price of all incentive stock options granted under the 2006 Plan must be at least equal to the fair market value of the shares of common stock on the date of the grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our stock, the exercise price of any incentive stock option granted must be equal to at least 110% of the fair market value on the grant date. The term of all incentive stock options under the 2006 Plan may not exceed ten years, or five years in the case of 10% owners. The board of directors, pursuant to an authorizing resolution, has the power to terminate the 2006 Plan at any time and for any reason.

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

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth, for the most recent fiscal year, all cash compensation paid, distributed or accrued, including salary and bonus amounts, for services rendered to us by our Chief Executive Officer and four other executive officers in such year who received or are entitled to receive remuneration in excess of $100,000 during the stated period and any individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer as at December 31, 2007:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion (4)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compe-nsation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Alan Tannenbaum Chief Executive Officer	2007 2006	— —	—	—	7,431	—	—	—	7,431 —

Joshua A. Hauser President and Chief Operating Officer	2007 2006	140,269 40,923	—	—	—	—	—	—	140,269 40,923

Joseph M. Ambrosio Executive Vice President - Engineering and Chief Technology Officer	2007 2006	141,885 59,323	10,000	—	—	—	—	—	151,885 59,323
Konstantinos Sfakianos Executive Vice President - Operations	2007 2006	141,866 59,323	10,000	—	—	—	—	—	151,866 59,323

Daniel Bartley Chief Financial Officer(2)	2007 2006	135,462 22,230	10,000	—	14,279 3,500	—	—	—	159,741 25,730

Roger M. Slotkin, former Chief Executive Officer (3)	2007 2006	105,135 40,923	—	—	—	—	—	46,288	151,423 40,923

(1) Mr. Tannenbaum joined our company in September 2007. Assumptions used for the valuation of options are contained in the Notes to the accompanying financial statements.

(2) Mr. Bartley joined our company in October 2006. Assumptions used for the valuation of options are contained in the Notes to the accompanying financial statements.

(3) Mr. Slotkin left our company in August 2007. Other compensation represents payments made under a Separation Agreement

Outstanding Equity Awards at Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Alan Tannenbaum	0	300,000	(1)		.47	Sept.2017
	0	300,000	(2)		.71	Jan.2018
Daniel Bartley	0	150,000	(3)	—	.75	Oct. 2016	—	—	—	—
	0	250,000	(4)		.395	Oct. 2017
Bruce E. Humenik	0	50,000	(3)	—	.75	Oct. 2016	—	—	—	—
	0	80,000	(4)		.395	Oct. 2017
Stanley W. Struble	0	50,000	(3)	—	.75	Oct. 2016	—	—	—	—
	0	80,000	(4)		.395	Oct. 2017
S. Charles Tabak	0	50,000	(3)	—	.75	Oct. 2016	—	—	—	—
	0	80,000	(4)		.395	Oct. 2017

(1)	These options vest and become exercisable in three equal increments on each of September 19, 2009, 2010 and 2011. The fair market value of the options is $.16 per share.
(2)	These options vest and become exercisable in three equal increments on each of January 2, 2010, 2011 and 2012. The fair market value of the options is $24 per share.
(3)	These options vest and become exercisable in three equal increments on each of October 17, 2008, 2009 and 2010. The fair market value of the options is $.43 per share.
(4)	These options vest and become exercisable in three equal increments on each of October 23, 2009, 2010 and 2011. The fair market value of the options is $.13 per share.

Compensation of Directors

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on. We currently compensate non-management directors through stock options granted under our stock option plan and a cash stipend for each meeting attended.

During the years ended December 31, 2007 and 2006, respectively, each of our non-management directors, Messrs. Humenik, Struble and Tabak, received grants of stock options to purchase 80,00 and 50,000 shares of our common stock for serving on our board of directors. The 2007 stock options vest and become exercisable in three equal increments on each of October 23, 2009, 2010 and 2011. The 2006 stock options vest and become exercisable in three equal increments on each of October 17, 2008, 2009 and 2010. Messrs. Tannenbaum and Hauser, as members of management, do not receive separate compensation for serving as directors.

The table below summarizes the compensation that we paid to non-management directors for the fiscal year ended December 31, 2007 and 2006.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen -sation (4)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Bruce E. Humenik	2007 2006	7,000 1,000	—	4,741 1,167	—	—	—	11,741 2,167
Stanley W. Struble	2007 2006	7,000 1,000	—	4,741 1,167	—	—	—	11,741 2,167
S. Charles Tabak	2007 2006	7,000 1,000	—	4,741 1,167	—	—	—	11,741 2,167

Employment Agreements

We have employment agreements with Joseph M. Ambrosio and Konstantinos Sfakianos. The employment agreements require each of the executives to devote all of their time and attention during normal business hours to our business as our Executive Vice President - Engineering and Chief Technology Officer, and Executive Vice President - Operations, respectively. The employment agreements for Messrs. Ambrosio and Sfakianos have an amended term of three years from October 26, 2007. The employment agreements provide that each executive will receive an annual salary of $140,000 during the first year of the term with increases equal to 5% of such salary on each anniversary of the effective date of the employment agreement. In addition, each executive is entitled to (a) receive a cash bonus in an amount determined by the compensation committee of the board of directors if we meet or exceed certain mutually agreed upon performance goals and (b) participate in our stock option plan.

On September 19, 2007, we entered into an employment agreement with Alan Tannenbaum. The employment agreement has a term expiring one year from October 26, 2007, and requires Mr. Tannenbaum to devote all of his time and attention during normal business hours to the business of our company as Chief Executive Officer. So long as he serves as Chief Executive Officer, he will also be nominated as a director. The employment agreement provides that Mr. Tannenbaum will receive a base salary at the annual rate of $145,000, starting on January 1, 2008. In addition, Mr. Tannenbaum is entitled to (a) receive a cash bonus in an amount determined by the compensation committee of the board of directors based on our company meeting or exceeding certain mutually agreed upon performance goals and (b) participate in our employee benefit plans.

Under Mr. Tannenbaum’s employment agreement, we agreed to grant stock options to him to purchase an aggregate of 3,000,000 shares of our common stock. Of such stock options, options to purchase 300,000 shares have an exercise price equal to $.47 per share (the closing market price of our common stock on October 26, 2007), options to purchase 2,400,000 shares have an exercise price equal to $.32 per share (the average closing market price of our common stock on the 30 consecutive trading days on and prior to October 26, 2007), and options to purchase 300,000 shares have an exercise price equal to $.71 per share (the closing market price of our common stock on January 2, 2008). Each stock option will vest in three equal installments on the second, third and fourth anniversaries of the grant date and expires ten years after it is granted. We have agreed to adopt a new incentive compensation plan or amend our existing plan to increase the number of available options that we may grant in order to satisfy our obligation to Mr. Tannenbaum.

The employment agreements provide for termination of an executive’s employment without any further obligation on our part upon the death or disability of the executive or for cause. In the event that an executive’s employment is terminated without cause or for good reason, we are obligated to pay such executive his salary for the remainder of the term. Termination for cause means termination as a result of (w) willful and material malfeasance, dishonesty or habitual drug or alcohol abuse by the executive related to or affecting the performance of his duties, (x) continuing and intentional breach, non-performance or non-observance of any of the terms or provisions of the employment agreement, but only after the failure of the executive to cure the breach within ten days of receipt of notice from us, (y) conduct which the board determines could reasonably be expected to have a material adverse effect on us, but only after the failure of the executive to cease such conduct within ten days of receipt of notice from us, or (z) the executive’s conviction of a felony, any crime involving moral turpitude related to or affecting the performance of the executive’s duties or any act of fraud, embezzlement, theft or willful breach of fiduciary duty against us. Good reason means (i) material breach of our obligations under the employment agreement, (ii) any decrease in the executive’s salary during the term of the executive’s employment (except for decreases that are in conjunction with decreases in executive salaries generally), or (iii) (a) in the case of Mr. Tannenbaum a reduction in his duties or authority inconsistent with the duties and authority of an executive officer and (b) in the case of Messrs. Ambrosio and Sfakianos, any material reduction in their duties or authority.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the number of shares of our common stock beneficially owned on March 26, 2008 by:

•	each person who is known by us to beneficially own 5% or more of our common stock,
•	each of our directors and executive officers, and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days after the date indicated in the table are deemed beneficially owned by the optionees.  Subject to any applicable community property laws, the persons or entities named in the table above have sole voting and investment power with respect to all shares indicated as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned	Percentage of Common Stock (2)

5% or Greater Holders:

Roger M. Slotkin(3)	3,528,310	16.0%

Directors and Executive Officers:

Alan Tannenbaum(4)	583,333	2.6%

Joshua A. Hauser	1,842,259	8.3%

Joseph M. Ambrosio	3,231,194	14.6%

Konstantinos Sfakianos	3,378,740	15.3%

Daniel Bartley(5)	—	*

Stanley W. Struble(6)	27,500	*

Bruce E. Humenik(6)(7)	40,020	*

S. Charles Tabak(6)(8)	48,024	*

All directors and executive officers as a group (8 persons)	8,817,737	39.8%

*Represents less than 1%.

(1)	The address of each person is c/o Odyne Corporation, 89 Cabot Court, Suite L, Hauppauge, New York 11788.

(2)
The calculation in this column is based upon 22,101,448 shares of common stock outstanding on March 26, 2008. Does not include 3,890,770 shares issuable upon conversion of our outstanding series A convertible preferred stock and a maximum of 12,800,000 shares issuable upon conversion of our 10% senior secured convertible debentures. The shares issuable under stock options, warrants and other derivative securities to acquire our common stock that are exercisable or convertible currently or within 60 days after March 26, 2008 are treated as if outstanding for computing the percentage ownership of the person holding these securities, but are not treated as outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, also includes shares owned by a spouse, minor children, by relatives sharing the same home, and entities owned or controlled by the named person.

(3)	Includes 33,350 shares of common stock issuable upon the exercise of warrants. Mr. Slotkin previously served as an officer and director of our company.

(4)
Includes 333,334 shares of common stock issuable upon the exercise of warrants held by AT Holdings I, LLC, an entity controlled by Mr. Tannenbaum. Excludes 1,000,000 shares of common stock issuable upon the conversion of $250,000 principal amount of 10% senior secured convertible debentures. Excludes 3,000,000 stock options to purchase 3,000,000 shares of common stock in amounts and at exercise prices as follows: 300,000 at an exercise price $.47 per share, 2,400,000 at an exercise price of $.32 per share and 300,000 at an exercise price per share equal to $.71. The $.47 and $.32 options vest in three equal increments on each of October 26, 2009, 2010 and 2011. The $.71 options will vest in three equal increments on each of January 2, 2010, 2011 and 2012.

(5)
Excludes stock options to purchase 150,000 shares of common stock at an exercise price of $.75 per share, vesting in three equal increments on each of October 17, 2008, 2009 and 2010, and stock options to purchase 250,000 shares of common stock at an exercise price of $.395 per share, vesting in three equal increments on each of October 23, 2009, 2010 and 2011.

(6)
Excludes stock options to purchase 50,000 shares of common stock at an exercise price of $.75 per share, vesting in three equal increments on each of October 17, 2008, 2009 and 2010, and stock options to purchase 80,000 shares of common stock at an exercise price of $.395 per share, vesting in three equal increments on each of October 23, 2009, 2010 and 2011.

(7)	Represents 26,680 shares of common stock issuable upon the conversion of 20 shares of series A convertible preferred stock and 13,340 shares of common stock issuable upon the exercise of warrants.

(8)	Represents 32,016 shares of common stock issuable upon the conversion of 24 shares of series A convertible preferred stock and 16,008 shares of common stock issuable upon the exercise of warrants.

Change in Control

There are no arrangements currently in effect which may result in our “change in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Equity Compensation Plan Information

Our 2006 Equity Incentive Plan, formerly known as the 2005 Non-Statutory Stock Option Plan, was approved by a written consent of the holders of a majority of our outstanding common stock. In connection with our reverse merger transaction, the 2005 Non-statutory Stock Option Plan was amended and restated on October 17, 2006 to, among other things, change the name of the plan and increase the number of shares reserved for awards pursuant to the plan. There are 3,000,000 shares reserved for issuance under the Plan. Based on our common stock outstanding as of March 26, 2008, 2,115,000 stock options are available for issuance under our 2006 Equity Incentive Plan and, as of March , 2008, there are outstanding stock options to purchase 885,000 shares of our common stock.

The following table provides information as of December 31, 2007 with respect to the shares of common stock that may have been issued under our existing equity compensation plan.

Equity Compensation Plan Information

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,975,000	$0.56	1,025,000
Equity compensation plans not approved by security holders	2,400,000	$0.32	—
Total	4,375,000	$0.43	1,025,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS , AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Prior to the closing of our reverse public offering, we had a total of approximately $281,000 in principal amount of unsecured loans outstanding from Roger M. Slotkin, our former Chief Executive Officer ($102,300), Joshua A. Hauser ($82,600), Konstantinos Sfakianos ($62,400) and Joseph M. Ambrosio ($33,400). Interest accrued on these loans at a rate of 8% per annum, compounded monthly based on a 360-day year. On October 17, 2006, accrued interest in the amount of $43,559 was forgiven, $140,000 of principal amount of the unsecured loans was converted to our equity and $139,725 was repaid from the proceeds of the 2006 private placement.

We had a total of approximately $624,000 of deferred compensation due to Roger M. Slotkin, our former Chief Executive Officer ($167,000), Joshua A. Hauser ($167,000), Konstantinos Sfakianos ($145,000) and Joseph M. Ambrosio ($145,000), which was forgiven on October 17, 2006.

We had outstanding bank and credit card debt of approximately $181,000, which was personally guaranteed by Messrs. Sfakianos and Ambrosio. We repaid this debt from the proceeds of the 2006 private placement and the personal guarantees were released. Mr. Slotkin, our former chief executive officer, purchased 50 shares of series A convertible preferred stock and associated warrants in the 2006 private placement, on the same terms as other investors. In March 2007, Mr. Slotkin converted his preferred shares into common stock in accordance with the terms of such preferred stock. Mr. Tabak participated in the convertible note financing and purchased approximately 24 shares of series A convertible preferred stock and associated warrants in the private placement on the same terms as other investors. Mr. Humenik purchased 20 shares of series A convertible preferred stock and associated warrants in the 2006 private placement, on the same terms as other investors.

In October 2007, Alan Tannenbaum, our Chief Executive Officer, lent us $250,000 in the form of a short term bridge note. Later that month, Mr. Tannenbaum purchased $250,000 principal amount of 10% senior secured convertible debentures and associated warrants in our October 2007 private placement, on the same terms as other investors, the proceeds from which we used at closing to repay his bridge note.

It is our policy that all related party transactions must be approved by a majority of the independent and disinterested members of our board of directors, outside the presence of any interested director and, to the extent deemed necessary or appropriate by the board of directors, we will obtain fairness opinions or stockholder approval in connection with any such transaction.

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

ITEM 13.  EXHIBITS.

(a)   Exhibits.

The exhibits listed in the following Exhibit Index are filed as part of this Annual Report.

Exhibit Number and Description

21.1	Subsidiaries of Odyne Corporation
31.1	Certification of Chief Executive Officer required by Rule 13(a)-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13(a)-14(a).
32.1	Certifications pursuant to Sec. 906.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Holtz Rubenstein Reminick LLP served as our independent auditor for the year ended December 31, 2007. Services were approved by the Board of Directors.

Marcum & Kliegman LLP served as our independent auditor for the year ended December 31, 2006. Services were approved by the Board of Directors.

 Audit Fees

Audit fees are those fees billed for professional services rendered for the audit of the annual financial statements and review of the financial statements included in Form 10-QSB.

For the year ended December 31, 2007, we incurred audit fees totaling $14,645 payable to Holtz Rubenstein Reminick LLP, our independent registered public accounting firm.

For the years ended December 31, 2007 and 2006, we incurred audit fees totaling $130,773 and $105,000 respectively, payable to Marcum & Kliegman LLP, our former independent registered public accounting firm.

For the year ended December 31, 2006, we incurred audit fees totaling $4,784 to Most & Company, LLP, our former independent registered public accounting firm.

Audit-related Fees

Audit related fees are fees billed for professional services other than the audit of our financial statements. No audit related fees were billed by Holtz Rubenstein Reminick LLP or Most & Company, LLP for the years ended December 31, 2007 and 2006. Marcum & Kliegman LLP billed $76,157 and -0- for such services for the years ended December 31, 2007 and 2006.

Tax Fees

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning.

No tax fees were billed by Holtz Rubenstein Reminick LLP for the years ended December 31, 2007 and 2006.

No tax fees were billed by Marcum & Kliegman LLP for the years ended December 31, 2007 and 2006.

For the years ended December 31, 2007 and 2006, we incurred tax fees payable to Most & Company, LLP, in the amount of $13,429 and $0, respectively.

All Other Fees

No other fees were billed by our independent auditors for the years ended December 31, 2007 and 2006.

Policy for Pre-Approval of Audit and Non-Audit Services

Our audit committee has adopted policies for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the audit committee or the engagement to render the service is entered into pursuant to the audit committee’s pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2008	ODYNE CORPORATION

	By:	/s/ Alan Tannenbaum
Alan Tannenbaum Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Daniel Bartley
Daniel Bartley Chief Financial Officer (principal financial and accounting officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan Tannenbaum	Chairman and Chief Executive Officer	March 27, 2008
Alan Tannenbaum	(principal executive officer)

/s/ Joshua A. Hauser	President, Chief Operating Officer and Director	March 27, 2008
Joshua A. Hauser

/s/ Daniel Bartley	Chief Financial Officer	March 27, 2008
Daniel Bartley	(principal financial and accounting officer)

/s/ Bruce E. Humenik	Director	March 27, 2008
Bruce E. Humenik

/s/ Stanley W. Struble	Director	March 27, 2008
Stanley W. Struble

/s/ S. Charles Tabak	Director	March 27, 2008
S. Charles Tabak

ODYNE CORPORATION AND SUBSIDIARY

[Holtz Rubenstein Reminick LLP Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Odyne Corporation
And Subsidiary
Hauppauge, New York

We have audited the accompanying consolidated balance sheet of Odyne Corporation and Subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Odyne Corporation and Subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP

Melville, New York
March 27, 2008

[Marcum & Kliegman LLP Letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Odyne Corporation and Subsidiary

We have audited the accompanying consolidated balance sheet of Odyne Corporation and Subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations , changes in stockholders’ (deficiency) equity and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ Marcum & Kliegman LLP
New York, New York
April 4, 2007

ODYNE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$2,087,217	$3,083,942
Cash - restricted	-	227,583
Accounts receivable, net of reserves of $ 143,000 and $ 3,000, respectively	158,333	24,090
Inventory, net of reserves of $ 90,000 and $ 0, respectively	237,423	132,593
Prepaid insurance	103,168	111,535

Total current assets	2,586,141	3,579,743

Property and equipment, net	120,019	98,797
Deferred financing costs, net	386,130	-
Intangible assets - patents	14,000	14,000
Other assets	10,000	10,000

TOTAL ASSETS	$3,116,290	$3,702,540

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES
Accounts payable	$270,538	$249,254
Accrued payroll and other operating expenses	206,464	119,375
Customer deposits	171,487	150,000
Billings in excess of costs incurred on contracts progress	-	57,500
Accrued losses on contracts in progress	3,016	26,939
Reserve for warranty	43,000	-
Accrued interest on convertible debentures	57,863	-
Current maturities of capital lease obligations	4,306	6,817

Total current liabilities	756,674	609,885

Capital lease obligations, net of current maturities	656	4,962
Development funding subject to repayment	238,948	240,894
Convertible debentures, net	2,433,633	-

TOTAL LIABILITIES	3,429,911	855,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY) EQUITY

Preferred stock, $0.001 par value, 4,994,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value; 6,000 authorized; 2,917 and 5,750 shares issued and outstanding respectively, liquidation rights $ 1,000 per share	3	6

Common stock, $0.001 par value per share; 95,000,000 shares authorized; 22,061,428 and 18,000,000 shares issued and outstanding respectively	22,061	18,000
Additional paid-in-capital	7,767,482	6,669,870
Accumulated deficit	(8,103,167)	(3,841,077)

TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY	(313,621)	2,846,799

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY	$3,116,290	$3,702,540

The accompanying footnotes are an integral part of these consolidated financial statements.

ODYNE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006

SALES	$610,945	$242,945

COST OF SALES	1,207,080	410,213

GROSS LOSS	(596,135)	(167,268)

OPERATING EXPENSES
Research and development	1,573,594	755,429
General and administrative	1,922,244	758,283
TOTAL OPERATING EXPENSES	3,495,838	1,513,712

LOSS FROM OPERATIONS	(4,091,973)	(1,680,980)

OTHER INCOME (EXPENSE)
Interest income	62,878	14,610
Interest expense	(232,995)	(343,598)
TOTAL OTHER EXPENSE	(170,117)	(328,988)

NET LOSS	(4,262,090)	(2,009,968)

Deemed dividends	-	(3,230,791)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,262,090)	$(5,240,759)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.21)	$(0.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC AND DILUTED	20,143,062	13,250,000

The accompanying footnotes are an integral part of these consolidated financial statements.

ODYNE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY
For the Years Ended December 31, 2007 and 2006.

	Convertible Preferred Stock Series A		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Excess of Liabilities over Assets	Accumulated Deficit	Total
Balance at December 31, 2005	-	$-	-	$-	$-	$(2,729,748)	$-	$(2,729,748)

Share Exchange Transaction and Recapitalization:
Beneficial conversion feature of convertible debentures					250,000			250,000
Contribution of loans payable to officers upon completion of share exchange transaction					183,559			183,559
Cancellation of liability, reinstatement of shares subject to mandatory redemption			12,000,000	12,000	1,766,496	(12,000)		1,766,496
Reclassification of S Corp accumulated deficit and excess of liabilities over assets to additional paid-in capital upon share exchange transaction					(4,141,430)	2,741,748	1,399,682	-
Shares outstanding			6,000,000	6,000	(6,000)			-
Contribution of compensation payable to officers upon completion of share exchange transaction					623,314			623,314

Private Placements Transactions:
Series A convertible preferred stock issued in private placement for cash, net of offering costs of $998,676	5,354	6			4,355,313			4,355,319
Series A Convertible Preferred stock exchanged for convertible debentures	304	-			303,570			303,570
Series A Convertible Preferred stock issued in settlement of accounts payable	13	-			13,475			13,475
Series A Convertible Preferred stock issued for services	79	-			79,000			79,000
Deemed dividend relating to beneficial conversion feature embedded in Series A Convertible Preferred stock					3,230,791		(3,230,791)	-

Changes resulting from ongoing operations:

Share based payments					11,782			11,782
Net loss	-	-	-	-	-		(2,009,968)	(2,009,968)

Balance at December 31, 2006	5,750	$6	18,000,000	$18,000	$6,669,870		$(3,841,077)	$2,846,799

Share based payments					107,884			107,884
Cashless exercises of warrants			281,657	282	(282)		-	-
Conversions of Series A Convertible Preferred Stock to Common Shares, including 66,700 for shares converted by an officer of the company	(2,833)	(3)	3,779,771	3,779	(3,776)		-	-
Discount on convertible debentures					938,671			938,671
Sale of warrants					55,115			55,115

Net loss	-	-	-	-	-		(4,262,090)	(4,262,090)

Balance at December 31, 2007	2,917	$3	22,061,428	$22,061	$7,767,482		$(8,103,167)	$(313,621)

The accompanying footnotes are an integral part of these consolidated financial statements.

ODYNE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,262,090)	$(2,009,968)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	105,656	19,103
Provision for bad debts	140,000	-
Provision for obsolete inventory	90,000	-
Non -cash interest	172,304	303,570
Share based payments	107,884	11,782
Series A Convertible Preferred Stock issued for services	-	79,000
Deferred rent	-	(1,732)
Changes in operating assets and liabilities:
Cash - Restricted	227,583	(227,583)
Accounts receivable	(274,243)	66,574
Inventory	(194,830)	(127,593)
Prepaid expenses and other current assets	8,367	(103,482)
Accounts payable	21,284	182,018
Accrued payroll and other operating expenses	87,089	113,248
Customer deposits	21,487	150,000
Billings in excess of costs incurred on contracts in progress	(57,500)	(8,725)
Accrued losses on contracts in progress	(23,923)	26,939
Deferred compensation payable to officers	-	231,995
Reserve for warranty	43,000	-
Accrued interest on convertible debentures	57,863	-
Development funding subject to repayment	(1,946)	57,748
NET CASH USED IN OPERATING ACTIVITIES	(3,732,015)	(1,237,106)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(78,632)	(95,572)
NET CASH USED IN INVESTING ACTIVITIES	(78,632)	(95,572)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuances of Series A Convertible Preferred Stock	-	4,355,319
Net proceeds from issuances of Convertible Debentures	2,765,624	250,000
Proceeds of loans made to the Company by officers	250,000	73,000
Repayment of loans payable to officers	(250,000)	(139,725)
Capital lease payments	(6,817)	(6,644)
Proceeds on sale of warrants	55,115	-
Net repayment under lines of credit	-	(115,830)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,813,922	4,416,120

NET (DECREASE) INCREASE IN CASH	(996,725)	3,083,442

CASH – beginning of year	3,083,942	500

CASH – end of year	$2,087,217	$3,083,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,828	$10,397
Non-cash investing and financing activities:
Equipment financed under capital lease obligations	-	11,906
Series A Convertible Preferred Stock exchanged for convertible debentures	-	303,570
Contribution of loans payable to officers upon completion of share exchange transaction	-	183,559
Contribution of compensation payable to officers upon completion of share exchange transaction	-	623,314
Recapitalization of excess of liabilities over assets into stockholders equity concurrent with share exchange transaction	-	2,729,748
Series A Convertible Preferred Stock exchanged for accounts payable	-	13,475

The accompanying footnotes are an integral part of these consolidated financial statements.

ODYNE CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – The Company

Organization

The accompanying consolidated financial statements presented are those of Odyne Corporation (the “Company” or “Odyne”), which was originally formed as a Subchapter S Corporation in the State of New York on August 3, 2001, and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated. The Company designs, develops, manufactures and installs Plug-in Hybrid Electric Vehicle (“PHEV”) propulsion systems for medium and heavy duty trucks and buses using its proprietary technology.

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

NOTE 2 – Summary of Significant Accounting Policies

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and accounts receivable. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. The Company had cash balances in excess of federally insures limits of approximately $1,987,000 and $3,112,000 at December 31, 2007 and 2006,respectively. Management believes that the financial institutions that hold the Company’s deposits are financially sound and have minimal credit risk.

Accounts Receivable
The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses on its existing accounts receivable. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s customers include vehicle manufacturers, vehicle retrofitters, municipal governments, public utilities and not-for-profit organizations.

Inventory
Inventories include raw material and assembled parts. Inventories are stated at the lower of cost, determined by the first-in first out (“FIFO”) method, or market.

Revenue and Cost Recognition

•	Fixed Price Production Contracts
Revenues from fixed-price production contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. The Company considers expended cost to be the best available measure of progress on these contracts. Cost of revenues earned on fixed-price contracts includes direct contract costs such as materials, labor, subcontract labor, payroll, payroll taxes, insurance and other sundry direct costs, and indirect contract costs such as travel and supplies. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. The Company’s provision for estimated losses was $3,016 and $26,939 for the years ended December 31, 2007 and 2006, respectively .

•	Completed - Contract Method
Under the completed contract method, revenue and cost of individual contracts are included in operations in the year during which they are completed. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of cost of uncompleted contracts in excess of related billings is included in inventory, and the aggregate of billings on uncompleted on uncompleted contracts in excess of related cost is shown as a liability. The Company adopted this accounting method effective January 1, 2007 in order to account for short term fixed price contracts. No revenue was recognized using this method during the year ended December 31, 2007.

•	Time and Materials Contracts
Revenues from time and materials contracts are billed, including profits, as incurred based on a fixed labor rate plus materials. No revenues were generated from time and materials contracts for the year ended December 31, 2007. Revenues generated from time and materials contracts amounted to $3,426 for the year ended December 31, 2006. Cost of revenues from time and materials contracts includes labor and materials.

Product Warranty Reserves

Product warranty reserves are established in the same period that revenue from the sale of the related products is recognized. The amounts of those reserves are based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. During the year ended December 31, 2007, the Company established a warranty reserve for delivered systems in the amount of $43,000.

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

Research and development expenses, net of non-refundable development funding, for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Total research and development expense	$1,620,844	$767,929
Less: reimbursements	(47,250)	(12,500)

Net Research and Development Expense	$1,573,594	$755,429

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

The Company has adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”(“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Prior to the aforementioned Share Exchange Transaction which occurred on October 17, 2006, the Company’s stockholders elected for the Company to be treated as an “S” corporation under subchapter “S” of the Internal Revenue Code and as a small business corporation under similar provisions of the New York State income tax code applicable to corporations. Accordingly, no income tax provision had been recorded prior to the Share Exchange Transaction as any income earned or losses incurred and any tax credits were reported by the stockholders in their individual federal and state income tax returns.

Stock-Based Compensation

The Company has adopted SFAS No. 123(R) “Share Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.Under SFAS 123(R), SBP awards are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and results in a charge to operations.

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

Net Loss Per Share

Net loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share.” (“SFAS 128”) Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the year ended December 31, 2007 and 2006 excludes potentially dilutive securities because their inclusion would be anti-dilutive. Loss per share retroactively includes 12,000,000 shares of common stock issued to the former stockholders of the Company in the Share Exchange Transaction, as if these shares were outstanding for all periods presented.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at December 31 2007 and 2006 are as follows;

	2007	2006
Series A Convertible Preferred Stock	3,890,770	7,670,500
Convertible Debentures	12,800,000	-
Warrants	10,586,346	4,648,893
Options	1,975,000	505,000
Total	29,252,116	12,824,393

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this pronouncement did not have an effect on the accompanying consolidated financial statements.

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

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”) effective for reporting periods after December 15, 2007.  EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under Statement 123(R) and result in an income tax deduction for the employer.  A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified non-vested shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments.  The Company does not expect the adoption of this pronouncement to have a material impact on its financial position, results of operation and cash flows.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations”, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects SFAS 141R to have an impact on the accounting for any future business acquisitions as of the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires a) the ownership interest in the subsidiary held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within equity, but separate from the parent’s equity, b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. Entities must provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 3 –  Cash

Cash - Restricted

The terms of the October 2006 Private Placement Agreement required that the Company use $250,000 of the proceeds of this transaction during the twelve months following the closing toward establishing a comprehensive capital markets initiative. The balance of the restricted cash account was $-0- and $227,583 as of December 31 2007 and 2006, respectively . Should one or a series of related warrant exercises result in additional proceeds to the Company of at least $1,500,000, the Company would be required to deposit an additional $200,000, to be held in trust and used exclusively for additional capital markets initiatives during the twelve months following the warrant exercise. Through December 31, 2007, the Company has received no such warrant exercise proceeds.

NOTE 4 – Property and Equipment

Property and equipment consist of the following as of December 31 2007 and 2006;

	2007	2006
Equipment	$152,847	$89,181
Furniture and fixtures	43,359	28,393
Leasehold improvements	26,398	26,398
	222,604	143,972
Less: accumulated depreciation and amortization	(102,585)	(45,175)

Property and Equipment, Net	$120,019	$98,797

Property and equipment includes $22,000 of assets financed under capital lease obligations. Depreciation amounted to $57,410 and $19,103 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5– Deferred Financing Costs

In connection with the issuance of the Company’s 10% convertible debentures (see Note 8) the company incurred $434,376 of professional fees and other related cost associated with closing the transaction. Such costs were recorded as Deferred financing costs and are shown net of $48,246 of amortization on the accompanying consolidated balance sheet. Such costs are being amortized over the term the debentures.

NOTE 6 – Capital Lease Obligations

The Company leases equipment under capital leases in which the present value of the minimum lease payments was calculated using discount rates ranging from 9% to 18% over three-year terms. A summary of capital lease obligations that remain at December 31 2007 and 2006 are as follows:

	2007	2006
Total obligations under capital leases	$4,962	$11,779
Less: current portion of lease obligations	4,306	6,817

	$656	$4,962

Minimum lease payments due in years subsequent to December 31 2007:

For Years Ending December 31,	Amount
2008	4,557
2009	679
Total minimum lease payments	5,236
Less: amount representing interest	274

Present Value of Minimum Lease Payments	$4,962

NOTE 7 –  Development Funding Subject to Repayment

The Company entered into a contract in which it received development funding from the New York State Energy Research & Development Authority in the amount of 3,642 and $80,428 during the years ended December 31, 2007 and 2006 respectively. Funding received under the terms of this agreement is subject to repayment based on a percentage of sales of the related invention or discovery as defined under the terms of the agreement. Funding due to be repaid under this agreement was $ 5,587 and $ -0- at December 31 2007 and 2006, respectively, and is included in accrued payroll and other operating expenses on the accompanying consolidated balance sheets. The obligation terminates upon the earlier of fifteen (15) years from the date of the first sale or upon repayment of the amount of funds received under the agreement. Development funding subject to repayment amounts to $238,948 and $240,894 at December 31, 2007 and 2006, respectively and is presented as a liability in the accompanying balance sheets. This contract was recently amended as described in Note 11.

NOTE 8 – Convertible Debentures

On October 26, 2007, the Company completed a private placement to five accredited investors (the “Investors”) resulting in gross proceeds of $3,200,000, pursuant to the terms of a Subscription Agreement (the “Subscription Agreement”). The securities were offered and sold in Units , consisting of $100,000 principal amount of 10% senior secured convertible debentures (“Debentures”) and a warrant, expiring October 26, 2010, to purchase 133,333 shares of common stock at an exercise price of $.75 per share (“Warrants”).

The Company allocated the proceeds of $3,200,000 between the Debentures and the Warrants based on the relative fair value-based method. The proceeds were allocated to the value of Warrants of $938,671 as debt discount, which is being amortized over the eighteen-month life of the Debentures as additional interest expense. The warrants, including 4,266,667 issued as part of the Units sold to investors and 1,000,000 warrants issued to the placement agents in this transaction, were valued by utilizing the Black-Scholes option-pricing model with the following assumptions: fair value per share of common stock $.47, volatility rate 29.95%, risk free interest rate 3.79%, expected term three years, dividend yield 0. Amortization of the discount resulted in interest expense in the amount of $172,304 for the year ended December 31, 2007. The unamortized debt discount at December 31, 2007 in the amount of $766,367 has been accounted for as a reduction of the Debentures. Accrued interest payable on the Debentures of $57,863 as of December 31, 2007 is reflected on the accompanying balance sheet.

The Debentures bear interest at 10% per year, payable quarterly in cash or freely-tradable common stock, at the Company’s option, and mature on the earlier of 18 months after the original issuance date or the completion of one or a series of related debt or equity financing transactions for minimum aggregate gross proceeds of $5,000,000. This does not include any financing transaction by a factor or commercial bank (a “Subsequent Financing”).

The Debentures are collateralized by a first priority security interest in all of the Company’s and its subsidiary’s assets. The outstanding balance of the Debentures may be converted, at the option of the holder, in whole or in part, at the earlier of 12 months after the original issuance date, into shares of Company common stock at a conversion price equal to 70% of the then market price per share of common stock, or upon the completion of a Subsequent Financing, into the securities being sold in such Subsequent Financing at an effective conversion price equal to 80% of the purchase price of those securities included in the Subsequent Financing. Notwithstanding the foregoing, the minimum conversion price will be no less than $.25 per share. Partial conversions by the Investors are permitted.

The Warrants are exercisable at any time for three years from the date of their issuance, contain customary change of control buy-out provisions and are not redeemable. The Warrants also contain anti-dilution provisions (including “full-ratchet” price protection from the future issuance of stock, exclusive of the conversion of the Debentures and certain other excluded stock issuances, or securities convertible or exercisable for shares of common stock below $.75 per share), provided that the exercise price of the Warrants may not be adjusted to less than $.25 per share as a result of the full-ratchet price protection.

Pursuant to the terms of a related Registration Rights Agreement (the “Registration Rights Agreement”), the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission as soon as possible for purposes of registering the resale of the shares of Company common stock issuable upon the conversion of the Debentures and exercise of the Warrants sold in the private placement. As required, the Company filed a registration statement in December 2007 within 60 calendar days following the closing. In the event that this registration statement is not declared effective within 120 calendar days following the closing, the Company is obligated to pay the Investors 2% in cash or stock of the face amount of the Debentures for every 30-day period, or portion thereof, that the registration statement is not declared effective for a maximum of six months, subject to the ability of the Investors to sell the underlying shares pursuant to Rule 144. Liquidated damages, should there be any, can be paid in cash or freely-tradable common stock, at the Company’s option. The Company also agreed not to file a registration statement for any additional shares of common stock until 75 days after the effective date of the aforementioned registration statement.

The securities sold in the private placement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated there under.

NOTE 9 –  Related Parties

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

Pursuant to an agreement between the Company and Roger M. Slotkin, our former Chief Executive Officer, effective September 8, 2007, Mr. Slotkin resigned from the Company’s board of directors.

On October 12, 2007, the Company received $250,000 in proceeds of a Bridge Promissory Note (“Bridge Note”) to its Chief Executive Officer. The Bridge Note included interest at 10% per annum. The Bridge Note, including interest in the amount of $1,233 was repaid in connection with the company’s October 26, 2007 Private Placement.

On October 26, 2007, AT Holdings I, LLC, an entity controlled by the company’s Chief Executive Officer, purchased $250,000 of the Company’s 10% senior secured convertible debentures.

NOTE 10 – Commitments and Contingencies

Operating Lease

The Company conducts its operations from a single facility, under a non-cancelable operating lease expiring in June 2009 requiring minimum monthly payments that increase from $5,544 to $7,708 over the term of the lease.

Future minimum rental payments under the above non-cancelable operating lease are as follows:

For the Year Ending December 31,	Amount

2008	$90,941
2009	46,252
$137,193

Rent expense amounted to approximately $87,243 and $45,932 for the years ended December 31, 2007 and 2006, respectively. Rent expense includes ($707) and $5,312 for the years ended December 31, 2007 and 2006 respectively, for the effects of recording rent expense on a straight line basis over the term of the lease.

Litigation

On January 16, 2008, a subcontractor commenced an action against Odyne Corporation and others in the Supreme Court, Suffolk County seeking to recover damages based on alleged facts concerning our commercial relationship with the plaintiff in the latter part of 2006 and the early part of 2007 which culminated in an Exclusive Sales and Marketing Agreement, whereby the plaintiff agreed to serve as the exclusive retrofitting installer of our plug-in hybrid electric propulsion systems for medium and heavy trucks and as the exclusive distributor of such vehicles in the New York metropolitan area. It is our opinion that the alleged facts, even if true, do not provide a legal basis for recovery, and we have filed a motion to dismiss the litigation on the grounds that the complaint fails to state any viable cause of action. The motion was submitted to the Supreme Court in Suffolk County on February 27, 2008 and is presently pending. Our management believes that we have a reasonable chance of succeeding in dismissing the action, although we cannot predict the outcome of the motion and the action.

Employment Agreements
In October of 2006, the Company entered into employment agreements with its Chief Operating Officer, Executive Vice President - Engineering and Chief Technology Officer, and Executive Vice President - Operations, respectively. The employment agreements have a term of three years. The employment agreements provide that each executive will receive an annual salary of $140,000 during the first year of the term with increases equal to 5% of such salary on each anniversary of the effective date of the employment agreement. In addition, each executive is entitled to (a) receive a cash bonus in an amount determined by the compensation committee of the board of directors if the Company meets or exceeds certain mutually agreed upon performance goals and (b) participate in the company’s stock option plan.

The employment agreements provide for termination of an executive’s employment without any further obligation upon the death or disability of the executive or for cause. In the event that an executive’s employment is terminated without cause or for good reason, the Company is obligated to pay such executive his salary for the remainder of the term.

On September 19, 2007, the Company entered into an employment agreement with Alan Tannenbaum as its new Chief Executive Officer and a member of the Board of Directors. The employment agreement has a term expiring one year after the initial closing of the Company’s financing transaction which took place on October 25, 2007. The term may be extended for additional terms of one year provided the Company gives Mr. Tannenbaum 30 days prior written notice and the Mr. Tannenbaum accepts. The employment agreement provides for a base salary at the annual rate of $145,000, starting on January 1, 2008.

Under the employment agreement, the Company agreed to grant Mr. Tannenbaum stock options to purchase an aggregate of 3,000,000 shares of the Company’s common stock. Of such stock options, options to purchase 300,000 shares were granted on October 25, 2007 at an exercise price of $.395, the closing market price on that date. The stock based compensation expense associated with these options is included in the amounts disclosed in Note12 hereunder. Options to purchase 300,000 shares will be granted on January 2, 2008, based on an exercise price equal to the closing market price of the common stock on such date. Each stock option will vest in three equal installments on the second, third and fourth anniversaries of the grant date and expire ten years after it is granted.

Options to purchase 2,400,000 shares will be granted at $.317 per share, based on the average closing market price of the common stock on the 30 consecutive trading days on and prior to the initial closing date of the private placement described in Note 8. These options are pursuant to a separate plan requiring shareholder approval, which has not yet been received and which approval is not assured. Consequently the no stock based compensation expense associated with these options has been reflected in the accompanying financial statements. Upon the date of receipt of shareholder approval, the stock based compensation expense associated with these options will be recorded as appropriate. These options will also vest in three equal installments on the second, third and fourth anniversaries of the grant date and expire ten years after it is granted.

Consulting and Royalty Agreements

In October 2006, the Company entered into an agreement with one of its outside engineering labor providers whereby it committed to paying for a minimum of 100 hours per month through December 2008. Hourly rates charged under the contract are $80 per hour in 2007 and $85 per hour in 2008. In May 2005, the Company entered into a royalty agreement with the same party that requires the Company to pay royalties for sales of systems containing certain proprietary source code used in the Company’s PHEV system. Royalty fees range from approximately $75 per vehicle to $850 per vehicle depending on cumulative volume. The Company can purchase these source codes for $165,000 in 2007 and $181,500 in 2008. For the years ended December 31, 2007 and 2006, the Company recorded $2,700 and $-0- respectively, of royalty expense under this agreement.

Research and Development Arrangements

On March 30, 2006, the Company signed a Research and Development Contract Amendment to its NYSERDA agreement to also develop and install a PHEV system into a refuse vehicle provided by a third party. The Company’s obligation under this amendment is to design and install the system and to provide NYSERDA with regular status reports. NYSERDA will provide up to $161,046 of funding for this effort. NYSERDA is entitled to a 1.5 % royalty on future sales of PHEV systems used in vehicles weighing up to 33,000 pounds that utilize the Company’s PHEV propulsion system. The maximum royalty obligation that is payable under this agreement is limited to the amount of funding received, which amount will be recorded as a liability at the time such funding is received. Total funding received through December 31, 2007 amounted to $244,536.

Exclusive Retrofitting and Sales Arrangements

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

Under the terms of the agreement, the Company and the Distributor will build a demonstration vehicle. The Distributor will supply a vehicle in which the Company will install its PHEV system and charge the Distributor for its material cost. Additionally, subject to certain terms and conditions contained in the agreement, the Company agreed to pay the Distributor a royalty fee ranging from 3.5% to 5.0%, based on volume of bus sales, other than school buses, containing the PHEV system, by other manufacturers and Distributors in its territory. No amounts are due under this arrangement as of December 31, 2007.

NOTE 11 –  Stockholders’ Equity

Description of Common Stock
Each share of common stock has the right to one vote. The holders of common stock are entitled to dividends when funds are legally available and when declared by the Board of Directors.

Description of Preferred Stock
The Company is authorized to issue up 5,000,000 shares of “blank check” Preferred Stock, par value $.001 per share, of which 6,000 shares have been designated as Series A Convertible Preferred Stock

Description of Series A Convertible Preferred Stock

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

Private Placement of Series A Convertible Preferred Stock

Pursuant to a Confidential Private Placement Memorandum dated July 27, 2006, the Company initiated a proposed $5,000,000 Private Placement which would, for each $1,000 Unit purchased, result in the issuance of (i) one share of Series A Convertible Preferred Stock and (ii) warrants (“Investor Warrants”) to purchase 667 shares of the Company’s common stock with a contractual terms of four years. The minimum amount of the Series A Convertible Preferred Financing was $3,500,000 (“Minimum Amount”) and the maximum amount was $5,000,000. As described in Note 11, the Convertible Debenture holders were mandatory obligated to exchange their Convertible Debentures for such number of units that would result in a 120% exchange premium over the principal value of the Convertible Debentures.

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

The Company also evaluated the conversion option embedded in the Series A Convertible Preferred stock to determine whether, in accordance with SFAS 133 such conversion option should be bifurcated from its host instrument and accounted for as free standing derivative financial instrument. The Company determined that the conversion option meets the clearly and closely related criteria provide for in paragraph 61(l) of the implementation guidance in Appendix A to SFAS 133. Accordingly, the conversion feature was accounted for as an embedded conversion option.

Commencing October 17, 2006 through December 13, 2006, the Company issued 5,750 Units to investors including (i) 5,354 Units issued for cash in three separate closings, (ii) 304 issued to the Convertible Debenture holders as described in Note 11, (iii) 13 issued in settlement of certain trade accounts payable, and (iv) 70 issued to a non-employee for corporate finance advisory services.

The Company completed its first closing of 3,033 Units on October 17, 2006. This closing included 2,651 units issued for gross proceeds amounting to $2,650,500 (net proceeds of $2,148,375 after the payment of transaction expenses amounting to $502,125). This closing resulted in the issuance of 3,033 shares of Series A Convertible Preferred stock convertible into 4,046,022 share of common stock plus Investor Warrants to purchase up to 2,023,011 shares of common stock at an exercise price of $1.00 per share.

The Company also issued at the time of this closing 303.57 Units in exchange for the Convertible Debentures described in Note 11. This exchange resulted in the issuance of 303,570 shares of Series A Convertible Preferred stock convertible into 404,962 shares of common stock plus Investor Warrants to purchase up to 202,481 shares of common stock at an exercise price of $1.00 per share.

The fair value of Investor Warrants issued in this closing amounted to $ 2,023,011 using the Black-Scholes option-pricing model with the following assumptions: fair value per share of common stock $ .75, term of 4 years, volatility of 65.36%, risk-free interest rate of 4.73%, and dividend yield of 0.

The Company determined, based upon an allocation of the proceeds to the fair values of the Series A Preferred Stock and Investor Warrants in this closing, that the effective conversion price embedded in the Series A Convertible Preferred Shares amounts to $.35 per share. Accordingly, the Company recorded a deemed dividend in the amount of $513,821 based upon the effective conversion price embedded in the preferred shares times the number of shares issuable upon conversion.

On October 17, 2006, the Company also issued 79 Units with a fair volume of 79,000 as stock based compensation to a non-employee for corporate finance advisory services. The Units were fully vested and non-forfeitable at the date of issuance

The Company completed its second closing of 2,366.97 Units on October December 6, 2006. This closing included 2,355 units issued for gross proceeds amounting to $2,366,970 (net proceeds of $2,095,560 after the payment of transaction expenses amounting to $ 259,910). This closing resulted in the issuance of 2,366,970 shares of Series A Convertible Preferred stock convertible into 3,157,538 share of common stock plus Investor Warrants to purchase up to 1,587,768 shares of common stock at an exercise price of $1.00 per share.

The Company also issued at the time of this closing 11.5 Units in settlement of $11,500 of trade accounts payable. This exchange resulted in the issuance of 11,500 shares of Series A Convertible Preferred stock convertible into 15,341 shares of common stock plus Investor Warrants to purchase up to 7,670 shares of common stock at an exercise price of $1.00 per share.

The fair value of Investor Warrants issued in this closing amounted to $ 2,934,561 using the Black-Scholes option-pricing model with the following assumptions: fair value per share of common stock $2.50, term of 4 years, volatility of 66.64% risk-free interest rate of 4.44%, and dividend yield of 0.

The Company determined, based upon an allocation of the proceeds to the fair values of the Series A Preferred Stock and Investor Warrants in this closing, that the effective conversion price embedded in the Series A Convertible Preferred Shares amounts $1.86 per share. Accordingly, the Company recorded a deemed dividend in the amount of $2,366,970 based upon the effective conversion price embedded in the preferred shares times the number of shares issuable upon conversion.

The Company completed its third closing of 350 Units on October December 13, 2006. This closing included 348 units for gross proceeds amount to $ 348,025 (net proceeds of $320,025 after the payment of transaction expenses amounting to $ 28,000). This closing resulted in the issuance of 350,000 shares of Series A Convertible Preferred stock convertible into 466,900 shares of common stock plus Investor Warrants to purchase up to 223,450 shares of common stock at an exercise price of $1.00 per share.

The Company also issued at the time of this closing 1.98 Units in settlement of $1,980 of trade accounts payable. This exchange resulted in the issuance of 1,980 shares of Series A Convertible Preferred stock convertible into 2,641 shares of common stock plus Investor Warrants to purchase up to 13,206 shares of common stock at an exercise price of $1.00 per share.

The fair value of Investor Warrants issued in this closing amounted to $295,631 using the Black-Scholes option-pricing model with the following assumptions: fair value per share of common stock $1.85, term of 4 years, volatility of 66.82%, risk-free interest rate of 4.50%, and dividend yield of 0.

The Company determined, based upon an allocation of the proceeds to the fair values of the Series A Preferred Stock and Investor Warrants in this closing, that the effective conversion price embedded in the Series A Convertible Preferred Shares amounts $ 1.27 per share. Accordingly, the Company recorded a deemed dividend in the amount of $350,000 based upon the effective conversion price embedded in the preferred shares times the number of shares issuable upon conversion.

The placement agents received warrants to purchase an aggregate of 512,958 shares of common stock at an exercise price of $.75 per share expiring on October 16, 2010. In connection with the transaction, the Company also issued four-year warrants to purchase 234,019 shares of the Company’s common stock to consultants at an exercise price of $.75 per share. The fair value of these warrants was $183,340 which was treated as a cost of the private placement. Additional expenses incurred in connection with these closings amounted to an aggregate of $208,641. These expenses were accounted for as a reduction of the offering proceeds by recording a charge to additional paid in capital.

 Conversions of Series A Convertible Preferred Stock

During the year ended December 31, 2007, holders of 2,833 shares of Series A Convertible Preferred stock elected to convert their preferred shares into 4,061,428 shares of common stock. These exercises included, on February 19, 2007, an officer holding 50 shares of Series A Convertible Preferred stock exercising the conversion option which resulted in the issuance of 66,700 shares of the Company’s Common Stock to this individual (Note 9).

Common Stock Purchase Warrants

A summary of the status of the Company’s outstanding common stock purchase warrants is as follows:

	Number of options	Weighted average exercise price
Outstanding at January 1, 2006	0	$0
Granted	4,648,915	$0.96
Exercised	0	$0
Outstanding at December 31,2006	4,648,915	$0.96

Granted	6,371,667	$0.81
Exercised	(434,236)	$0.75
Outstanding at December 31, 2007	10,586,346	$0.87

Warrants issued

During the year ended December 31, 2006 the company did not issue any warrants for non – employee services. During the year ended December 31, 2007, the Company issued 105,000 common stock purchase warrants to non-employees for services with exercise prices ranging from $1.60 to 1.99 per share for consulting services as follows:

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

Warrants sold

On December 18. 2007 the company sold a warrant to purchase 1,000,000 shares of Odyne common stock for $55,115 to one of its customers. The warrants have an exercise price of $1.00 per share and expire December 18, 2010.

Warrants exercised

During the year ended December 31, 2007 placement agents involved in the Private Placement (Note 8) exercised the cashless exercise provision with respect to 400,902 warrants and received 267,268 shares of common stock of the Company.

During the year ended December 31, 2007 individuals that received warrants in connection with the issuance of convertible debentures in October of 2006 exercised the cashless exercise provision with respect to 33,334 warrants and received 14,389 shares of common stock of the Company.

NOTE 12 –  2006 Equity Incentive Plan

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

On September 19 2007, the Company granted 600,000 stock options to its Chief Executive Officer; (a) 300,000 stock options at an exercise price of $.47 per share. The fair value of this award was estimated to be $47,190 at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value of common stock $.47 volatility rate 35.42%; risk free interest rate 3.915%; expected term 4 years; dividend yield 0 and (b) 300,000 stock options at an exercise price of $.71 per share, The fair value of this award was estimated to be $71,700 at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value of common stock $.71 volatility rate 37.50%; risk free interest rate 3. 85%; expected term 4 years; dividend yield 0 and .

On October 23 2007, the Company issued 725,000 stock options to key employees and directors at an exercise price of $.395 per share, The fair value of this award was estimated to be $95,990 at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value per share of common stock $.395 volatility rate 35.42%; risk free interest rate 3.96%; expected term 4 years; dividend yield 0.

On December 12 2007, the Company granted 135,000 stock options to key employee and a consultant at an exercise price of $.53 per share, The fair value of this award was estimated to be $27,733 at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value per share of common stock $.53 volatility rate 36.41%; risk free interest rate 3.265%; expected term 4 years; dividend yield 0.

The volatility rate used for December 31, 2007 transactions was based upon the rates obtained from the Dow Jones Select Micro-Cap Index for appropriate historical periods upon which to develop a more reasonable estimate of volatility for the Company’s stock. Management believes that this result is more indicative of the Company’s actual volatility. The volatility rate used for December 31, 2006 ransactions was developed based on rates obtained from a similar company whose shares are publicly traded and have sufficient trading history upon which to develop a reasonable estimate. The Company has limited historical data upon which to base an expected term. Accordingly, the expected term of four years represents management’s best estimate of the period of time in which grantees would likely hold their options until realizing the benefit through their exercise. The Company has estimated that based upon assumed employee retention, 80% of the options granted entitled to vest by their terms, will actually vest annually. It believes that this rate is reasonable until such time as it develops reliable historical data.

A summary of option activity for the years ended December 31, 2007 and 2006 is as follows:

Options	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term in Years
Outstanding January 1, 2006	-0-	$0

Granted	505,000	0.75	8.8
Exercised	-
Forfeited or expired	-
Outstanding December 31, 2006	505,000	$0.75	8.8
Exercisable at December 31, 2006	-

Granted	1,500,000	0.49	9.8
Exercised	-
Forfeited or expired	(30,000)	0.40
Outstanding December 31, 2007	1,975,000	$0.56	9.6
Exercisable at December 31, 2007	-

These options, which include 1,800,000 shares granted to employees and directors and 175,000 shares to non-employees pursuant to the terms of certain consulting agreements, vest over four years and feature a contractual term of ten years.

Options	Shares	Weighted - Average Fair Value
Outstanding January 1, 2006	-0-	$-0-

Granted	505,000	212,150
Exercised	-
Forfeited or expired	-
December 31, 2006	505,000	$212,150

Granted	1,500,000	261,954
Exercised	-
Forfeited or expired	(30,000)	(3,960)
December 31, 2007	1,975,000	$470,144

At December 31, 2007, the aggregate intrinsic value of options outstanding, based on the December 31, 2007 closing price of the Company’s common stock ($.70 per share) amounted to $280,175. At December 31, 2006, the aggregate intrinsic value of options outstanding, based on the December 29, 2006 closing price of the Company’s common stock ($1.61 per share) amounted to $434,000. There were no options exercisable at December 31, 2007 and 2006. As described above, the Company has estimated that based upon assumed employee retention, 80% of the options granted entitled to vest by their terms, will actually vest annually. There were no options exercisable at December 31, 2006. As described above the company expects eighty percent of these stock options to vest annually.

As of December 31, 2007 and 2006 there was $397,833 and $ 200,368 of unrecognized compensation cost related to non-vested share-based compensation arrangements, respectively. These costs are expected to be recognized over a weighted-average period of 3.5 years. These amounts exclude the stock compensation expense associated with the issuance of the 2,400,000 stock options pursuant to the employment agreement with the CEO of the Company (Note 10).

NOTE 13 –  Income Taxes

As describe in Note 3, the Company adopted FIN 48 effective January 1, 2007. FIN 48 requires companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

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

At December 31, 2007, the Company has federal and state net operating loss carryforwards available to offset future taxable income, if any, of approximately $4.6 million expiring at various times through 2027. The Company’s determination of the amount of its net operating loss carryforwards (“NOL’s”) includes approximately $50,000 associated with TIG that arose prior to the completion of the share exchange transaction. These NOL’s may be subject to a substantial limitation under the “Change of Ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitations are likely to result in the expiration of these net operating losses prior to their utilization.

The tax effects of significant temporary differences which give rise to the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006

Net Operating Losses	$1,776,000	$210,000
Accounts receivable	56,000
Inventories	35,000	-
Accrued Expenses and reserves	21,000	18,000
Stock Based Compensation	47,000	5,000
	1,935,000	233,000
Valuation Allowance	(1,935,000)	(233,000)
Net Deferred Tax Asset	-	-

The Company’s recorded income benefit, net of the change in the valuation allowance for the each of the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	(1,484,000)	(183,000)
State	(218,000)	(30,000)
	(1,702,000)	(213,000)
Change in valuation allowance	1,702,000	213,000

	$-	$-

Pursuant to SFAS No. 109 “Accounting for Income Taxes,” management has evaluated the recoverability of the deferred income tax assets and the level of the valuation allowance required with respect to such deferred income tax assets. After considering all available facts, the Company fully reserved for its deferred tax assets because it is more likely than not that their benefit will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s deferred income tax assets satisfies the realization standard of SFAS No. 109, the valuation allowance will be reduced accordingly. A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the years ended December 31, 2007 and 2009 is as follows:

	2007	2006
Expected statutory rate	(34)%	(34)%
State income tax rate, net of Federal benefit	(5)%	(5)%
Permanent Differences:
S Corporation losses	-%	27%
Non-cash interest charges	-%	1%
	(39)%	(11)%
Valuation allowance	39%	11%
	-%	-%

 NOTE 14 – Employee Benefit Plan

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

In order to be eligible for the Plan, an employee must be 21 years of age. In order to qualify for matching contributions, an employee must have 1000 hours of service in the year and be employed on the last day of the calendar year. An individual employee vests in the employer’s voluntary matching contribution 25% after one year of service, 50% after two years of service, 75% after three years of service and 100% after four years of service.

The Company made no contributions to the Plan for the year ended December 31, 2007.

NOTE 15 –  Subsequent Events

Between January 1, 2008 and March 27, 2008, 30 shares of Series A Convertible Preferred stock were converted into 40,020 shares of the Company’s common stock.

On March 27, 2008, the Company completed a private placement to institutional accredited investors, pursuant to the terms of a securities purchase agreement. Under the terms of the agreement, the Company sold 11,666,667 shares of its common stock at $.60 per share. As part of this transaction, the investors also received warrants to purchase 11,666,667 shares of the Company’s common stock at $.72 per share. The warrants are exercisable for five years, contain customary change of control buy-out provisions and are not redeemable. The warrants also contain anti-dilution provisions (including “full-ratchet” price protection from the future issuance of stock, exclusive of certain issuances, or securities convertible or exercisable for shares of common stock below $.72 per share), provided that the exercise price of the warrants may not be adjusted to less than $.60 per share as a result of the full-ratchet price protection. The company received $7,000,000 in gross proceeds in connection with this private placement.