Form 10-Q
period 2008-03-31
ODYNE CORP
filed 2008-05-12
CIK 1346377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from              to

Commission File Number: 33-130768

ODYNE CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4050047
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

89 Cabot Court, Suite L, Hauppauge, NY 11788

(Address of Principal Executive Offices)

(631) 750-1010

(Registrant’s Telephone Number, Including Area Code)

 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exc hange Act).    Yes  ☐    No  ☒

As of May 9, 2008, 34,179,126 shares of the issuer’s Common Stock, par value $.001 per share, were outstanding.

ODYNE CORPORATION AND SUBSIDIARY
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$7,044,341	$2,087,217
Accounts receivable, net of reserves of $143,000	162,959	158,333
Inventory, net of reserves of $104,000 and $90,000 respectively	343,900	237,423
Prepaid insurance	73,888	103,168

Total current assets	7,625,088	2,586,141

Property and equipment, net	120,898	120,019
Deferred financing costs, net	313,734	386,130
Other assets	24,000	24,000

TOTAL ASSETS	$8,083,720	$3,116,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$296,173	$270,538
Accrued payroll and other operating expenses	59,080	206,464
Customer deposits	31,303	171,487
Accrued losses on contracts in progress	4,575	3,016
Reserve for warranty	33,652	43,000
Accrued interest on convertible debentures	37,644	57,863
Current maturities of capital lease obligations	3,929	4,306

Total current liabilities	766,356	756,674

Capital lease obligations, net of current maturities	-	656
Development funding subject to repayment	238,948	238,948
Convertible debentures, net	2,667,658	2,433,633

TOTAL LIABILITIES	3,672,962	3,429,911

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value, 4,994,000 shares authorized, no shares issued and outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value; 6,000 authorized; 2,787 and 2.917 shares issued and outstanding respectively, liquidation rights $1,000 per share	3	3
Common stock, $0.001 par value per share; 95,000,000 shares authorized; 33,934,814 and 22,061,428 shares issued and outstanding, respectively	33,935	22,061
Additional paid-in capital	14,084,892	7,767,482
Accumulated deficit	(9,708,072)	(8,103,167)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	4,410,758	(313,621)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$8,083,720	$3,116,290

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

SALES	$160,640	$22,782
COST OF SALES	329,159	120,731

GROSS LOSS	(168,519)	(97,949)

OPERATING EXPENSES
Research and development	392,007	508,354
General and administrative	738,977	437,002
TOTAL OPERATING EXPENSES	1,130,984	945,356

LOSS FROM OPERATIONS	(1,299,503)	(1,043,305)

OTHER INCOME (EXPENSE)
Interest income	8,336	27,449
Interest expense	(313,738)	(554)
TOTAL OTHER EXPENSE	(305,402)	26,895

NET LOSS	$(1,604,905)	$(1,016,410)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.07)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC AND DILUTED	22,737,709	18,324,195

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
For the Three Months Ended March 31, 2008
(UNAUDITED)

	Convertible Preferred Stock
	Series A		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2008	2,917	$3	22,061,428	$22,061	$7,767,482	$(8,103,167)	$(313,621)

Share based payments					25,549		25,549
Conversions of Series A Convertible Preferred Stock to common shares	(130)		206,720	207	(207)		-
Sale of 11,666,666 shares of common stock, net of offering costs of $696,265			11,666,666	11,667	6,292,068		6,303,735
Net loss						(1,604,905)	(1,604,905)

Balance at March 31, 2008	2,787	$3	33,934,814	$33,935	$14,084,892	$(9,708,072)	$4,410,758

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,604,905)	$(1,016,410)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	89,351	13,676
Provision for obsolete inventory	14,000	-
Amortization of Discount on Convertible Debentures	234,025	-
Share based payments	25,549	18,514
Changes in operating assets and liabilities:
Cash - Restricted	-	79,263
Accounts receivable	(4,626)	(97,782)
Inventory	(120,477)	(218,105)
Prepaid expenses and other current assets	29,280	12,184
Accounts payable	25,635	128,461
Accrued payroll and other operating expenses	(47,384)	(12,596)
Customer deposits	(40,184)	55,500
Accrued losses on contracts in progress	1,559	(16,576)
Reserve for warranty	(9,348)	-
Accrued interest on convertible debentures	79,781	-
NET CASH USED IN OPERATING ACTIVITIES	(1,327,744)	(1,053,871)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(17,834)	(46,537)
NET CASH USED IN INVESTING ACTIVITIES	(17,834)	(46,537)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of Common stock	6,303,735	-
Capital lease payments	(1,033)	(1,844)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,302,702	(1,844)

NET INCREASE (DECREASE) IN CASH	4,957,124	(1,102,252)

CASH – beginning of period	2,087,217	3,083,942

CASH– end of period	$7,044,341	$1,981,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$107	$554
Non-cash investing and financing activities:
Cashless exercise of warrants	-	267
Conversion of Series A Convertible preferred stock into Common Stock	207	306

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies

Odyne Corporation (together with its wholly-owned subsidiary, the “Company” or “Odyne”) designs, develops, manufactures and installs Plug-in Hybrid Electric Vehicle (“PHEV”) propulsion systems for medium and heavy duty trucks and buses using its proprietary technology.

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
Revenues from fixed-price production contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. The Company considers expended cost to be the best available measure of progress on these contracts. Cost of revenues earned on fixed-price contracts includes direct contract costs such as materials, labor, subcontract labor, payroll, payroll taxes, insurance and other sundry direct costs, and indirect contract costs such as travel and supplies. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. The Company’s provision for estimated losses was $4,575 and $22,782 as of March 31, 2008 and 2007, respectively.

•	Completed - Contract Method
Under the completed contract method, revenue and cost of individual contracts are included in operations in the year during which they are completed. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of cost of uncompleted contracts in excess of related billings is included in inventory, and the aggregate of billings on uncompleted contracts in excess of related cost is shown as a liability. The Company adopted this accounting method effective January 1, 2007 in order to account for short term fixed price contracts.

•	Time and Materials Contracts
Revenues from time and materials contracts are billed, including profits, as incurred based on a fixed labor rate plus materials. Cost of revenues from time and materials contracts includes labor and materials.

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

The Company has received non-refundable development funding from various governmental and/or energy related agencies, including Long Island Power Authority, the Electric Power Research Institute and the Greater Long Island Clean Cities Coalition. These research projects are funded, in part, by third parties and expensed as incurred. The Company records non refundable development funds as a reduction of research and development cost. The Company did not receive any non-refundable development funding during the three months ended March 31, 2008 and 2007, respectively.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and results in a charge to operations.

Non-Employee Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), which requires that such equity instruments be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are being amortized over the term of the related service period.

Net Loss Per Share

Net loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three months ended March 31, 2008 and 2007 excludes potentially dilutive securities because their inclusion would be anti-dilutive. Loss per share retroactively includes 12,000,000 shares of common stock issued to the former stockholders of the Company in the Share Exchange Transaction, as if these shares were outstanding for all periods presented.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at March 31, 2008 and 2007 are as follows:

	2008	2007
Series A Convertible Preferred Stock	4,645,294	7,364,273
Convertible Debentures	12,800,000	-
Warrants	23,303,013	4,323,013
Options	2,065,000	525,000
Total	42,813,307	12,212,286

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure requirements related to the use of fair value measures in financial statements. SFAS 157 which was effective for the Company’s financial statements for the fiscal year beginning January 1, 2008, had no impact on the financial statements.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159, which was effective for fiscal years beginning after November 15, 2007, had no impact on the Company’s financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards” (“EITF 06-11”).  EITF 06-11 addresses share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under SFAS 123(R) and result in an income tax deduction for the employer.  A realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings are paid to employees for equity-classified non-vested shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid in capital.  The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payments.  The Company does not expect the adoption of this pronouncement to have a material impact on its financial position, results of operation and cash flows.

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

NOTE 2 – Basis of Presentation and Business Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007 and notes thereto of the Company included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

NOTE 3 -  Development Funding Subject to Repayment

The Company entered into a contract for development funding from the New York State Energy Research & Development Authority. The Company did not receive any funding under this contract during the three months ended March 31, 2008 and 2007, respectively. Funding received under the terms of this agreement is subject to repayment based on a percentage of sales of the related invention or discovery as defined under the terms of the agreement. The Company repaid $5,587 and $ -0- under this agreement during the three months ended March 31 2008 and 2007, respectively. The obligation terminates upon the earlier of 15 years from the date of the first sale or upon repayment of the amount of funds received under the agreement. Development funding subject to repayment amounts to $238,948 at March 31, 2008 and December 31, 2007 and is presented as a liability in the accompanying balance sheets. This contract was recently amended as described in Note 6.

NOTE 4 - Convertible Debentures

On October 26, 2007, the Company completed a private placement to five accredited investors (the “Investors”) resulting in gross proceeds of $3,200,000, pursuant to the terms of a Subscription Agreement (the “Subscription Agreement”). The securities were offered and sold in Units, consisting of $100,000 principal amount of 10% senior secured convertible debentures (“Debentures”) and a warrant, expiring October 26, 2010, to purchase 133,333 shares of common stock at an exercise price of $.75 per share (“Warrants”).  As a result of the Company’s March 27, 2008 private placement transaction, the exercise price of the warrants was reduced to $.60 per share.

NOTE 5 - Related Parties

On April 2, 2008, the Company paid $10,753 in interest on the secured convertible debentures to AT Holdings I, LLC, an entity controlled by the Company’s Chief Executive Officer.

NOTE 6 - Commitments and Contingencies

Litigation

On January 16, 2008, a subcontractor commenced an action against Odyne Corporation and others in the Supreme Court, Suffolk County seeking to recover damages based on alleged facts concerning the Company’s commercial relationship with the plaintiff in the latter part of 2006 and the early part of 2007 which culminated in an Exclusive Sales and Marketing Agreement, whereby the plaintiff agreed to serve as the exclusive retrofitting installer of the Company’s plug-in hybrid electric propulsion systems for medium and heavy trucks and as the exclusive distributor of such vehicles in the New York metropolitan area. The Company believes that the alleged facts, even if true, do not provide a legal basis for recovery, and it has filed a motion to dismiss the litigation on the grounds that the complaint fails to state any viable cause of action. The motion was submitted to the Supreme Court in Suffolk County on February 27, 2008 and is presently pending. The Company believes that it has a reasonable chance of succeeding in dismissing the action, although the Company cannot predict the outcome of the motion and the action.

Employment Agreements

On September 19, 2007, the Company entered into an employment agreement with Alan Tannenbaum as its new Chief Executive Officer and a member of the Board of Directors. The employment agreement has a term expiring one year after the initial closing of the Company’s financing transaction which took place on October 25, 2007. The term may be extended for additional terms of one year provided the Company gives Mr. Tannenbaum 30 days prior written notice and the Mr. Tannenbaum accepts. The employment agreement provided for a base salary at the annual rate of $145,000, starting on January 1, 2008, which was subsequently increased by the Company’s Board of Directors to $147,000 per year.

Under the employment agreement, the Company agreed to grant Mr. Tannenbaum stock options to purchase an aggregate of 3,000,000 shares of the Company’s common stock. Of such stock options, options to purchase 300,000 shares were granted on October 25, 2007 at an exercise price of $.395, the closing market price on that date. The stock-based compensation expense associated with these options is included in the amounts disclosed in Note 8 hereunder. Options to purchase 300,000 shares were be granted on January 2, 2008, based on an exercise price equal to the closing market price of the common stock on that date of $.71. Each stock option will vest in three equal installments on the second, third and fourth anniversaries of the grant date and expire ten years after it is granted. The remaining 2,400,000 stock options pursuant to the employment agreement are subject to shareholder approval.

Cost Sharing Agreement
On January 23, 2008, the Company signed an agreement with NYSERDA to develop test fixtures and procedures to be used in connection with its production activities. Under the terms of the agreement, NYSERDA will reimburse the company for fifty percent of the cost, including labor, material and overhead, incurred in connection with the project. The total amount of funds available from NYSERDA for this project is $534,590. For the three months ended March 31, 2008, the Company incurred $12,120 in connection with this agreement for which it recorded a receivable in the amount of $6,060. This amount is included in accounts receivable on the accompanying condensed consolidated balance sheet.

NOTE 7 -  Stockholders’ Equity

Conversions of Series A Convertible Preferred Stock

During the three months ended March 31, 2008, holders of 130 shares of Series A Convertible Preferred stock elected to convert their preferred shares into 206,720 shares of common stock. During the three months ended March 31, 2007, holders of 229.59 shares of Series A Convertible Preferred stock elected to convert their preferred shares into 306,268 shares of common stock.

Private Placement of Common Stock

On March 27, 2008, the Company completed a private placement to institutional accredited investors, pursuant to the terms of a securities purchase agreement. Under the terms of the agreement, the Company sold 11,666,667 shares of its common stock at $.60 per share to accredited private investors (the “Investors”). As part of this transaction, the Investors also received warrants to purchase 11,666,667 shares of the Company’s common stock at $.72 per share. The warrants are exercisable for five years, contain customary change of control buy-out provisions and are not redeemable. The warrants also contain anti-dilution provisions (including “full-ratchet” price protection from the future issuance of stock, exclusive of certain issuances, or securities convertible or exercisable for shares of common stock below $.72 per share), provided that the exercise price of the warrants may not be adjusted to less than $.60 per share as a result of the full-ratchet price protection. As part of this transaction, placement agents received warrants to purchase 1,050,000 shares of the Company’s common stock at $.72 per share. The warrants are exercisable for five years, contain customary change of control buy-out provisions and are not redeemable. The warrants also contain anti-dilution provisions (including “full-ratchet” price protection from the future issuance of stock, exclusive of certain issuances, or securities convertible or exercisable for shares of common stock below $.72 per share). The Company received $7,000,000 and $6,303,735 in gross and net proceeds, respectively, in connection with this private placement.

The fair value of warrants issued in this transaction amounted to $ 2,616,135 using the Black-Scholes option-pricing model with the following assumptions: fair value per share of common stock $.55, term of 5 years, volatility of 41.88%, risk-free interest rate of 2.61%, and dividend yield of 0.

Pursuant to the terms of a registration rights agreement with the Investors, the Company has agreed to file a registration statement with the U.S. Securities and Exchange Commission no later than 150 calendar days following March 27, 2008, covering the resale of the Shares and Warrant Shares, and to use all reasonable best efforts to cause the registration statement to be declared effective within 240 calendar days after the closing date, and to remain continuously effective for three years after the closing date. The purchase agreement also contains representations and warranties by the Company and each purchaser typical of transactions of this type, as well as the right of the purchasers to participate in up to 100% of any subsequent financing by the Company for one year after the closing date.

Common Stock Purchase Warrants

A summary of the status of the Company’s outstanding common stock purchase warrants is as follows:

	Number of options	Weighted average exercise price
Outstanding at January 1, 2008	10,586,346	$0.73
Granted	12,716,667	$0.72
Exercised	0	$0
Outstanding at March 31,2008	23,303,013	$0.72

Warrants issued

During the three months ended March 31, 2008 the Company issued warrants in connection with its March 27, 2008 private placement:

Grant Date	Number of Shares	Exercise Price	Expiration Date	Unit Fair Value	Total Fair Value

3/27/2008	11,666,667	$.72	3/26/2013	$.206	$2,400,124
2/5/2008	1,050,000	$.72	3/26/2013	$.206	$216,011

The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: fair value of common stock $.55; volatility rate 41.88%; risk free interest rate 2.61%; expected term 5 years; dividend yield 0.

NOTE 8 -  2006 Equity Incentive Plan

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

On February 13, 2008, the Company granted 140,000 stock options to key employees at an exercise price of $.57 per share, The fair value of these awards was estimated to be $25,984 at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value per share of common stock $.57; volatility rate 37.33%; risk free interest rate 2.41%; expected term 4 years; dividend yield 0.

A summary of option activity for the three months ended March 31, 2008 is as follows:

Options	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term in Years
Outstanding January 1, 2008	1,975,000	$0.56	9.3

Granted	140,000	0.57	9.8
Exercised	-
Forfeited or expired	-
Outstanding March 31, 2008	2,115,000	$0.56	9.4

At March 31, 2008, there was no aggregate intrinsic value of options outstanding, based on the March 31, 2008 closing price of the Company’s common stock ($.51 per share). There were no options exercisable at March 31, 2008. As described above, the Company has estimated that based upon assumed employee retention, 80% of the options granted entitled to vest by their terms, will actually vest annually.

As of March 31, 2008 there was $402,749 of unrecognized compensation cost related to non-vested share-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 3.4 years. These amounts exclude the stock compensation expense associated with the issuance of the 2,400,000 stock options pursuant to the employment agreement with the CEO of the Company which is subject to shareholder approval.

NOTE 9 -  Subsequent Events

On April 25, 2008 the SEC declared effective the Company’s registration statement for the sale of up to 4,457,252 shares of the Company’s common stock in connection with its outstanding Convertible Debentures. According to the terms and conditions of the Registration Rights Agreement associated with this transaction the Company incurred a $4,266 late fee payable to the debenture holders.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q for the three months ended March 31, 2008, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning our expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this quarterly report or other reports or documents we file with the U.S. Securities and Exchange Commission, or SEC, from time to time, which could cause actual results or outcomes to differ materially from those projected. You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. In addition, the forward-looking statements in this quarterly report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of our company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

An investment in our common stock involves a high degree of risk. Stockholders and prospective purchasers should carefully consider the risk factors in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, filed with the SEC on March 31, 2008, and other pertinent information contained in our registration statement on Form SB-2, initially filed with the SEC on December 21, 2007, and which became effective on April 25, 2008 as well as other information contained in our other periodic filings with the SEC. If any of the risks described therein actually occur, our business could be materially harmed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We completed a reverse merger transaction on October 17, 2006, in which we caused PHEV Acquisition Corp., a New York corporation and our newly-created, wholly-owned subsidiary, to be merged with and into Odyne Corporation, a New York corporation (Odyne New York). Until the merger, we engaged in the business of providing marketing, communications and technical integration advice to small and medium-sized businesses , which we discontinued following the merger and succeeded to the business of Odyne New York. The directors and management of Odyne New York thereupon became our directors and management. On October 17, 2006, we changed our corporate name from Technology Integration Group Inc. to Odyne Corporation (“we,” “us” or “our” include reference to our wholly-owned subsidiary, Odyne New York).

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

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included under Item 1 of this report.

Results of Operations – Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Total revenues were $160,640 and $22,782 for the three months ended March 31, 2008 and 2007, respectively, an increase of $137,858, or 605%. During the three months ended March 31 2008, we delivered three commercialized OEM PHEV production systems. We did not deliver any OEM PHEV production systems during the three months ended March 31, 2007.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2008 and 2007 were $329,159 and $120,731, respectively, an increase of $208,428, or 173%. We had a gross loss on revenues of $168,519 compared to gross loss on revenues of $97,949 for the three months ended March 31, 2008 and 2007, respectively. Cost of revenues for the three months ended March 31, 2008 included direct costs in the amount of $219,853 and other costs, including allocated general and administrative expenses, of $109,306. Cost of revenues for the three months ended March 31, 2007 included direct costs in the amount of $77,361 and other costs, including allocated general and administrative expenses, of $43,370.

Research and Development Expenses

Research and development expenses were $392,007 and $508,354 for the three months ended March 31, 2008 and 2007, respectively, a decrease of $116,347, or 23%. This decrease resulted from a shift in some of our resources, primarily labor and material cost, from research and development to improvements in our production capabilities.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2008 and 2007 were $738,977 and $437,002, respectively, an increase of $301,975, or 69%. This includes the following increases: $78,031 in professional fees, $72,396 in amortization of deferred finance cost, $69,823 in salaries associated with the hiring of additional staff, $50,694 in sales, marketing and promotional activities, and $31,030 of other cost associated with our expanded operational activities.

Other Income and Expense

Interest income was $8,335 and $27,449 for the three months ended March 31, 2008 and 2007, respectively. Interest expense was $313,738 and $554 for the three months ended March 31, 2008 and 2007, respectively. The increase in interest expense includes amortization of a discount on convertible debentures in the amount of $234,025 and interest incurred in connection with our convertible debentures in the amount of $79,781 and interest on capital leases .

Liquidity and Capital Resources

Our net loss amounted to $1,604,905 and we used $1,327,744 to fund our operating activities during the three months ended March 31, 2008. Our accumulated deficit amounted to $9,708,072 as of March 31, 2008. As of March 31, 2008 we had $6,585,732 of working capital available to fund our ongoing operations.

On March 27, 2008, we completed a private placement sale of 11,666,666 shares of common stock. The net proceeds we received in connection with this transaction of $6,303,735 are being used for our working capital and capital expenditure requirements.

We believe that the proceeds we received in connection with our March 27, 2008 private placement improved our overall liquidity. However, we will still be required to devote substantially all of our capital resources to pursuing our research and development initiatives, developing our manufacturing infrastructure and penetrating potential Plug-in Hybrid Electric Vehicle system markets. Additionally, we will need to raise substantial additional funds to achieve full commercialization of our Plug-in Hybrid Electric Vehicle system and continue the pursuit of our business plan.

We have taken certain measures to conserve our liquidity while we continue the effort to develop our technology. Our management believes that our current level of capital resources is sufficient to sustain our business through March 31, 2009. However, we cannot assure you that we will be successful in our efforts to fully commercialize our Plug-in Hybrid Electric Vehicle system or that the commercialization of this technology will actually improve our operating results. Additionally, we cannot assure you that unforeseen circumstances will not have a material affect on our business that could require us to raise additional capital or take other measures to sustain operations in the event that outside sources of capital are not available. We have not secured any commitments for new financing at this time nor can we assure you that new capital will be available to us on acceptable terms, if at all. We also cannot assure you that even if we are successful in our efforts to raise additional capital, that the proceeds of any such financing transaction will enable us to develop our business to a level in which it is actually generating operating profits and positive cash flows.

Net Cash Used in Operating Activities: Net cash used in operating activities totaled $1,327,444 for the three months ended March 31, 2008 as compared to cash used in operating activities of $1,053,871 for the three months ended March 31, 2007. During the three months ended March 31, 2008, the major components of cash used in operating activities included our net loss from operations of $1,604,904, an increase in our level of inventory of $120,477, a decrease in our accrued payroll and other operating expenses of $47,385 and a decrease in customer deposits of $40,184. Items that had a favorable impact on cash used in operating activities during the three months ended March 31, 2008 included a charge for non-cash interest in the amount of $234,025 and an increase in accrued interest on convertible debentures of
$79,781. During the three months ended March 31, 2007, cash used in operating activities included our net loss from operations of $1,016,410, an increase in our inventory of $218,105, an increase in our accounts receivable of $97,782. Items that had a favorable impact on cash used in operating activities included an increase in accounts payable of $128,461, a decrease in restricted cash of $79,263 and an increase in customer deposits of $55,500.

Net Cash Used in Investing Activities: We invested $17,834 in property and equipment during the three months ended March 31, 2008 as compared to $46,537 invested in property and equipment during the three months ended March 31, 2007.

Net Cash Provided by Financing Activities: Net cash provided by financing activities during the three months ended March 31, 2008 included $6,303,735 of net proceeds we received from the sale 11,666,666 shares of our common stock and the payment of capital lease obligations in the amount of $1,033. Net cash used in financing activities during the three months ended March 31, 2007 included the payment capital lease obligations of $1,844.

On March 30, 2006, we signed a research and development contract extension with NYSERDA to develop and install a PHEV system into a refuse vehicle provided by a third party. Our obligation under this agreement is to design and install the system and to provide NYSERDA with regular status reports. NYSERDA will provide funding up to an additional $161,046 for this effort. As of March 31, 2008, we had not obtained a refuse vehicle from the third party and have not incurred any costs related to this contract extension.

On January 23, 2008, we signed a cost sharing agreement with NYSERDA to develop test fixtures and procedures to be used in connection with our production activities. Under the terms of the agreement, NYSERDA will reimburse our company for fifty percent of the cost, including labor, materials and overhead, incurred in connection with this project. The total amount of funds available from NYSERDA for this project is $534,590. For the three months ended March 31, 2008, we incurred $12,120 of costs in connection with this agreement for which we recorded a receivable in the amount of $6,060.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, recording revenue and cost and cost of sales under production contracts using the percentage of completion method, establishing loss reserves of contracts in progress when necessary, equity transactions (compensatory and financing), and allocating costs among different cost centers and departments within our company. We have adopted certain polices with respect to our recognition of revenue that we believe are consistent with the guidance provided under SEC Staff Accounting Bulletin No. 104.

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

We apply the revenue recognition principles set forth under AICPA Statement of Position (“SOP”) 81-2 “Accounting for Production Type Contracts” and SEC Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” with respect to our revenue.

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

Stock-Based Compensation We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and results in a charge to operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of March 31, 2008, the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

There are no material changes in the risk factors previously disclosed in our annual report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended March 31, 2008, there were no sales of unregistered securities other than as reported in prior reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

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

ODYNE CORPORATION

May 9, 2008	By:	/s/ Alan Tannebaum
Alan Tannenbaum Chairman and Chief Executive Officer (Principal Executive Officer)

May 9, 2008	By:	/s/ Daniel Bartley
Daniel Bartley Chief Financial Officer (Principal Financial and Accounting Officer)