Form 10-Q
period 2008-06-30
ODYNE CORP
filed 2008-08-14
CIK 1346377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 8, 2008, 35,070,886 shares of the issuer’s Common Stock, par value $.001 per share, were outstanding.

ODYNE CORPORATION AND SUBSIDIARY
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$5,602,238	$2,087,217
Accounts receivable, net of reserves of $143,000	272,183	158,333
Inventory, net of reserves of $38,000 and $90,000 respectively	354,677	237,423
Prepaid insurance	59,955	103,168

Total current assets	6,289,053	2,586,141

Property and equipment, net	125,380	120,019
Deferred financing costs, net	241,338	386,130
Other assets	24,000	24,000

TOTAL ASSETS	$6,679,771	$3,116,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$345,076	$270,538
Accrued payroll and other operating expenses	190,056	206,464
Customer deposits	96,531	171,487
Accrued losses on contracts in progress	12,572	3,016
Reserve for warranty	32,086	43,000
Accrued interest on convertible debentures	79,781	57,863
Current maturities of capital lease obligations	2,844	4,306
Current portion of convertible debentures, net of discount	2,901,683	-

Total current liabilities	$3,660,629	756,674

Capital lease obligations, net of current maturities	-	656
Development funding subject to repayment	238,948	238,948
Convertible debentures, net of discount	-	2,433,633
TOTAL LIABILITIES	3,899,577	3,429,911

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value, 4,994,000 shares authorized, 0 shares issued and outstanding	-	-
Series A Convertible Preferred Stock, $0.001 par value; 6,000 authorized; 2,382 and 2,917 shares issued and outstanding respectively, liquidation rights $ 1,000 per share	2	3
Common stock, $0.001 par value per share; 95,000,000 shares authorized; 34,787,581 and 22,061,428 shares issued and outstanding, respectively	34,788	22,061
Additional paid-in-capital	14,216,278	7,767,482
Accumulated deficit	(11,470,874)	(8,103,167)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	2,780,194	(313,621)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$6,679,771	$3,116,290

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

SALES	$258,374	$299,274	$419,014	$322,056

COST OF SALES	647,687	464,305	976,845	585,036

GROSS LOSS	(389,313)	(165,031)	(557,831)	(262,980)

OPERATING EXPENSES
Research and development	391,394	370,880	780,401	879,234
General and administrative	684,114	545,869	1,426,090	982,870
TOTAL OPERATING EXPENSES	1,075,508	916,749	2,206,491	1,862,104

LOSS FROM OPERATIONS	(1,464,821)	(1,081,780)	(2,764,322)	(2,125,084)

OTHER INCOME (EXPENSE)
Interest income	20,170	16,159	28,505	43,608
Interest expense	(318,152)	(472)	(631,890)	(1,027)
TOTAL OTHER INCOME (EXPENSE)	(297,982)	15,687	(603,385)	42,581

NET LOSS	$(1,762,803)	$(1,066,093)	$(3,367,707)	$(2,082,503)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.05)	$(0.05)	$(0.12)	$(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC AND DILUTED	34,145,691	19,646,136	28,546,223	18,982,981

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
For the Six Months Ended June 30, 2008
(UNAUDITED)

	Convertible Preferred Stock Series A		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2008	2,917	$3	22,061,428	$22,061	$7,767,482	$(8,103,167)	$(313,621)

Share based payments				-	71,760	-	71,760
Conversions of Series A Convertible Preferred Stock to common shares	(535)	(1)	881,855	882	(881)	-	-
Sale of 11,666,666 shares of common stock, net of offering costs of $696,265			11,666,666	11,667	6,292,068	-	6,303,735
Payment of interest on convertible debentures			177,632	178	85,849	-	86,027
Net loss				-	-	(3,367,707)	(3,367,707)

Balance at June 30, 2008	2,382	$2	34,787,581	$34,788	$4,216,278	$(11,470,874)	$2,780,194

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,367,707)	$(2,082,503)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	180,653	27,526
Provision for obsolete inventory	(52,000)	-
Amortization of discount on convertible debentures	468,050	-
Share based payments- interest on debentures	86,027	-
Share based payments- compensation	71,760	70,810
Changes in operating assets and liabilities:
Cash - restricted	-	146,969
Accounts receivable	(113,850)	(174,500)
Inventory	(65,254)	(151,319)
Prepaid expenses and other current assets	43,213	49,636
Accounts payable	74,538	(2,763)
Accrued payroll and other operating expenses	(16,408)	(28,018)
Customer deposits	(74,956)	(34,921)
Accrued losses on contracts in progress	9,556	(12,408)
Reserve for warranty	(10,914)	-
Accrued interest on convertible debentures	21,918	-
NET CASH USED IN OPERATING ACTIVITIES	(2,745,374)	(2,191,491)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(41,222)	(47,970)
NET CASH USED IN INVESTING ACTIVITIES	(41,222)	(47,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	6,303,735	-
Capital lease payments	(2,118)	(3,653)
Developmment funding subject to repayment	-	3,642
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,301,617	(11)

NET INCREASE (DECREASE) IN CASH	3,515,021	(2,239,472)

CASH– beginning of period	2,087,217	3,083,942

CASH– end of period	$5,602,238	$844,470

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$51,776	$1,027
Non-cash investing and financing activities:
Cashless exercise of warrants	-	282
Conversion of Series A Convertible preferred stock into Common Stock	882	2,512

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Nature of Operations and Summary of Significant Accounting Policies

Odyne Corporation (together with its wholly owned subsidiary, the “Company”) designs, develops, manufactures and installs Plug-in Hybrid Electric Vehicle (“PHEV”) propulsion systems for medium and heavy duty trucks and buses using its proprietary technology.

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
Revenues from fixed-price production contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. The Company considers expended cost to be the best available measure of progress on these contracts. Cost of revenues earned on fixed-price contracts includes direct contract costs such as materials, labor, subcontract labor, payroll, payroll taxes, insurance and other sundry direct costs, and indirect contract costs such as travel and supplies. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. The Company’s provision for estimated losses was $12,572 and $14,531 as of June 30, 2008 and 2007, respectively.

•	Completed - Contract Method
Under the completed contract method, revenue and cost of individual contracts are included in operations in the period during which they are completed. Losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The aggregate of cost of uncompleted contracts in excess of related billings is included in inventory, and the aggregate of billings on uncompleted contracts in excess of related cost is shown as a liability. The Company adopted this accounting method effective January 1, 2007 in order to account for short term fixed price contracts.

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

The Company has received non-refundable development funding from various governmental and/or energy related agencies, including Long Island Power Authority, the Electric Power Research Institute and the Greater Long Island Clean Cities Coalition. These research projects are funded, in part, by third parties and expensed as incurred. The Company records non refundable development funds as a reduction of research and development cost. The Company did not receive any non-refundable development funding during the six months ended June 30, 2008 and 2007, respectively.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS No. 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and results in a charge to operations.

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

Net Loss Per Share

Net loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three and six months ended June 30, 2008 and 2007 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at June 30, 2008 and 2007 are as follows:

	2008	2007
Series A Convertible Preferred Stock	3,970,159	5,128,070
Convertible Debentures	12,800,000	-
Warrants	23,303,013	4,319,680
Options	4,745,000	545,000
Total	44,818,172	10,022,750

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2 which delays the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP 157-2, the Company is currently evaluating this impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159, which was effective for fiscal years beginning after November 15, 2007, had no impact on the financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. There is no impact on the Company of the pending adoption of SFAS 141(R) and SFAS 160 on the consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. There is no impact on the Company of the pending adoption of FSP No. 142-3 on the consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” EITF 07-05 is effective for financial statement issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company is currently evaluating the impact of the pending adoption of EITF 07-05 on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 2 – Liquidity and Capital Resources

The Company’s net loss amounted to $3,367,707 for the six months ended June 30, 2008. The Company’s accumulated deficit amounted to $11,470,874 at June 30, 2008. The Company also used $2,745,374 of cash in its operating activities during the six months ended June 30, 2008. As of June 30, 2008 the Company has $2,628,424 of working capital available to fund its operations which assumes payment, in cash of its $3,200,000 of convertible debentures which are due on April 26, 2009.

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

The Company believes it may not have sufficient capital resources to sustain operations through June 30, 2009. The Company must obtain additional capital and increase revenue in order to ensure it has the capital resources it needs to pursue its planned operations. If the Company is unable to obtain additional capital, it will have to implement cost cutting plan, reduce the size of its operating structure, and/ or sell assets to conserve its liquidity. Although the Company’s completion of its private placement substantially improved its overall liquidity, the Company must still devote substantially all of its capital resources to its research and development activities, developing its manufacturing infrastructure and penetrating possible markets for its PHEV propulsion system. The Company needs to raise additional funds to achieve full commercialization of its PHEV system and continue the pursuit of its business plan. The Company also cannot provide any assurance that it will ultimately be successful in its efforts to fully commercialize its PHEV propulsion system.

NOTE 3 – Basis of Presentation and Business Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007 and notes thereto of the Company included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

NOTE 4 – Development Funding Subject to Repayment

The Company entered into a contract for development funding from the New York State Energy Research & Development Authority. The Company received $-0- and $3,642 under this contract during the six months ended June 30, 2008 and 2007, respectively. Funding received under the terms of this agreement is subject to repayment based on a percentage of sales of the related invention or discovery as defined under the terms of the agreement. The company repaid $5,587 and $ -0- under this agreement during the six months ended June 30, 2008 and 2007, respectively. The obligation terminates upon the earlier of 15 years from the date of the first sale or upon repayment of the amount of funds received under the agreement. Development funding subject to repayment amounts to $238,948 at June 30, 2008 and December 31, 2007 and is presented as a liability in the accompanying balance sheets.

NOTE 5 – Convertible Debentures

On October 26, 2007, the Company completed a private placement to five accredited investors (the “Investors”) resulting in gross proceeds of $3,200,000, pursuant to the terms of a Subscription Agreement. The securities were offered and sold in Units, consisting of $100,000 principal amount of 10% senior secured convertible debentures and a warrant, expiring October 26, 2010, to purchase 133,333 shares of common stock at an exercise price of $.75 per share.  As a result of the Company’s March 27, 2008, private placement transaction the exercise price of the warrants was reduced to $.60 per share. The company paid $ 51,616 in cash and issued 117,632 shares of its common stock for payment of interest on these debentures during the six months ended June 30 2008. The maturity date of the debentures is April 26, 2009.

NOTE 6 – Related Parties

On April 2, 2008 the Company paid $10,753 in interest on its 10% senior secured convertible debentures to AT Holdings I, LLC, an entity controlled by the company’s Chief Executive Officer. On July 9, 2008 the Company issued 9,110 of its common stock in payment of interest on the 10% senior secured convertible debentures to AT Holdings I, LLC.

NOTE 7 – Commitments and Contingencies

Litigation

On January 16, 2008, a subcontractor commenced an action against the Company and others in the Supreme Court, Suffolk County seeking to recover damages based on alleged facts concerning the Company's commercial relationship with the plaintiff in the latter part of 2006 and the early part of 2007 which culminated in an Exclusive Sales and Marketing Agreement, whereby the plaintiff agreed to serve as the exclusive retrofitting installer of the Company's plug-in hybrid electric propulsion systems for medium and heavy trucks and as the exclusive distributor of such vehicles in the New York metropolitan area. The Company believes that the alleged facts, even if true, do not provide a legal basis for recovery, and it filed a motion to dismiss the litigation on the grounds that the complaint fails to state any viable cause of action. The motion was submitted to the court on February 27, 2008. In response to the motion, on July 3, 2008, the court dismissed five of the six causes of action brought by the plaintiff. The Company believes that it has a reasonable chance of prevailing on the remaining cause of action, although it cannot predict the outcome of the action.

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

Under the employment agreement, the Company agreed to grant Mr. Tannenbaum stock options to purchase an aggregate of 3,000,000 shares of the Company’s common stock. Of such stock options, 300,000 shares were granted on October 25, 2007 at an exercise price of $.395, the closing market price on that date. Further, options to purchase 300,000 shares were also granted effective on January 2, 2008, based on an exercise price equal to the closing market price of the common stock on that date of $.71 The remaining 2,400,000 stock options were issued under a separate non–qualified stock option agreement, with similar terms and conditions to the existing plan subject to shareholder approval, which was received on May 28, 2008. These options have an exercise price of $.32 per share, based on the average closing price of the Company’s common stock for the 30 day period prior to the closing of the company’s October 25, 2007 financing transaction. The stock based compensation expense associated with these options is included in the amounts disclosed in Note 9 hereunder. Each stock option will vest in three equal installments on the second, third and fourth anniversaries of the grant date and expire ten years after it is granted.

Cost Sharing Agreement

On January 23, 2008 the Company signed an agreement with NYSERDA to develop test fixtures and procedures to be used in connection with its production activities. Under the terms of the agreement, NYSERDA will reimburse the Company for approximately fifty percent of the cost, including labor, material and overhead, incurred in connection with the project. The total amount of funds available from NYSERDA for this project is $534,590. For the six months ended June 30, 2008, the Company incurred $159,330 in connection with this agreement for which it expects to receive $78,868. This amount is included in accounts receivable on the accompanying condensed consolidated balance sheet and was recorded as reduction of research and development expense.

NOTE 8 – Stockholders’ Equity

Conversions of Series A Convertible Preferred Stock

During the six months ended June 30, 2008, holders of 535 shares of Series A Convertible Preferred Stock elected to convert their preferred shares into 881,855 shares of common stock. During the six months ended June 30, 2007, holders of 1,883 shares of Series A Convertible Preferred Stock elected to convert their preferred shares into 2,512,471 shares of common stock.

Private Placement of Common Stock

On March 27, 2008, the Company completed a private placement to institutional accredited investors, pursuant to the terms of a securities purchase agreement. Under the terms of the agreement, the Company sold 11,666,667 shares of its common stock at $.60 per share to accredited private investors (the “Investors”). As part of this transaction, the Investors also received warrants to purchase 11,666,667 shares of the Company’s common stock at $.72 per share. The warrants are exercisable for five years, contain customary change of control buy-out provisions and are not redeemable. The warrants also contain anti-dilution provisions (including “full-ratchet” price protection from the future issuance of stock, exclusive of certain issuances, or securities convertible or exercisable for shares of common stock below $.72 per share), provided that the exercise price of the warrants may not be adjusted to less than $.60 per share as a result of the full-ratchet price protection. As part of this transaction, placement agents received warrants to purchase 1,050,000 shares of the Company’s common stock at $.72 per share. The warrants are exercisable for five years, contain customary change of control buy-out provisions and are not redeemable. The warrants also contain anti-dilution provisions (including “full-ratchet” price protection from the future issuance of stock, exclusive of certain issuances, or securities convertible or exercisable for shares of common stock below $.72 per share). The securities purchase agreement also contains representations and warranties by the Company and each Investor typical of transactions of this type, as well as the right of the Investors to participate in up to 100% of any subsequent financing by the Company for one year after the closing date. The Company received $7,000,000 and $6,303,735 in gross and net proceeds, respectively, in connection with this private placement.

The fair value of warrants issued in this transaction amounted to $2,616,135 using the Black-Scholes option-pricing model with the following assumptions: fair value per share of common stock $0.55, term of 5 years, volatility of 41.88%, risk-free interest rate of 2.61%, and, dividend yield of 0.

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

Common Stock Purchase Warrants

A summary of the status of the Company’s outstanding common stock purchase warrants is as follows;

	Number of options	Weighted average exercise price
Outstanding at January 1, 2008	10,586,346	$0.73
Granted	12,716,667	$0.72
Exercised	-	$-
Outstanding at June 30, 2008	23,303,013	$0.72

Warrants issued

During the six months ended June 30, 2008 the company issued warrants in connection with its March 27, 2008 private placement as follows:

Grant Date	Number of Shares	Exercise Price	Expiration Date	Unit Fair Value	Total Fair Value

3/27/2008	11,666,667	$.72	3/26/2013	$.206	$2,400,124
2/5/2008	1,050,000	$.72	3/26/2013	$.206	$216,011

The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: fair value of common stock $0.55; volatility rate 41.88%; risk free interest rate 2.61%; expected term 5 years; dividend yield 0.

NOTE 9 – 2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “Plan”) was adopted by the Company’s Board of Directors on October 16, 2006 and approved by the Company’s stockholders on October 17, 2006. The plan was amended at the special stockholders meeting held on May 28, 2008 to increase the awards available to purchase shares by 3,000,000 shares to an aggregate of 6,000,000 shares of common stock which may be granted under the Plan to employees, consultants and non-employee directors. Under the Plan, the Company is authorized to issue Incentive Stock Options intended to qualify under Section 422 of the Internal Revenue Code, non-qualified options, SARS, restricted stock, bonus shares and dividend equivalents.

On February 13, 2008, the Company granted 140,000 stock options to key employees at an exercise price of $.57 per share. The fair value of these awards was estimated to be $25,984 at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value per share of common stock $.57 volatility rate 37.33%; risk free interest rate 2.41%; expected term 4 years; dividend yield 0.

On April 2, 2008, the Company granted 80,000 stock options to key employees at an exercise price of $.51 per share. The fair value of these awards was estimated to be $13,454 at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value per share of common stock $.51 volatility rate 38.25%; risk free interest rate 2.38%; expected term 4 years; dividend yield 0.

On May 28, 2008, the Company granted 150,000 stock options to key employees at an exercise price of $.51 per share. The fair value of these awards was estimated to be $26,228 at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value per share of common stock $.51 volatility rate 38.28%; risk free interest rate 3.15%; expected term 4 years; dividend yield 0.

A separate non-qualified stock option agreement was approved at the special stockholders meeting held on May 28, 2008 whereby options to purchase 2,400,000 shares of common stock were approved, which were issued to the Company’s Chief Executive Officer in connection with his employment agreement dated September 19, 2007 at an exercise price of $0.32 per share. The fair value of these awards was estimated to be $630,223 at the date of approval using the Black-Scholes option pricing model with the following weighed average assumptions: fair value per share of common stock $0.51; volatility rate 38.28%; risk free interest rate 3.15%; expected term 4 years; dividend yield 0.

A summary of option activity for the six months ended June 30, 2008 is as follows:

			Weighted -
		Weighted -	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term in Years
Outstanding January 1, 2008	1,975,000	$0.56	9.3

Granted	2,770,000	0.35	9.3
Exercised	-
Forfeited or expired	-
Outstanding June 30, 2008	4,745,000	$0.43	9.2

At June 30, 2008, the aggregate intrinsic value of options outstanding, based on the June 30, 2008 closing price of the Company’s common stock ($.77 per share) was $1,601,225. There were no options exercisable at June 30, 2008. As described above, the Company has estimated that based upon assumed employee retention, 80% of the options granted entitled to vest by their terms, will actually vest annually.

As of June 30, 2008 there was $846,346 of unrecognized compensation cost related to non-vested share-based compensation arrangements,. These costs are expected to be recognized over a weighted-average period of 3.2 years.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q for the three and six months ended June 30, 2008, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning our expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this quarterly report or other reports or documents we file with the U.S. Securities and Exchange Commission, or SEC, from time to time, which could cause actual results or outcomes to differ materially from those projected. You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. In addition, the forward-looking statements in this quarterly report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of our company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We completed a reverse merger transaction on October 17, 2006, in which we caused PHEV Acquisition Corp., a New York corporation and our newly-created, wholly-owned subsidiary, to be merged with and into Odyne Corporation, a New York corporation (“Odyne New York”). Until the merger, we engaged in the business of providing marketing, communications and technical integration advice to small and medium-sized businesses , which we discontinued following the merger and succeeded to the business of Odyne New York. The directors and management of Odyne New York thereupon became our directors and management. On October 17, 2006, we changed our corporate name from Technology Integration Group Inc. to Odyne Corporation (“we,” “us” or “our” include reference to our wholly-owned subsidiary, Odyne New York).

We are a clean technology company that develops and manufactures propulsion systems for advanced Plug-in Hybrid Electric Vehicles for medium and heavy-duty trucks and buses by integrating our proprietary electric power conversion, electric power control and energy storage systems with a range of off-the-shelf components including electric motors and storage batteries. Our Plug-in Hybrid Electric Vehicle systems (“PHEV”) are either series or parallel configuration hybrids that are optimized for different applications. Our environmentally friendly and cost-effective Plug-in Hybrid Electric Vehicle systems allow vehicles to operate at lower costs and with lower vehicle emissions.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included under Item 1 of this report.

Results of Operations – Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Total revenues were $258,374 and $299,274 for the three months ended June 30, 2008 and 2007, respectively, a decrease of $40,900, or 14%. Revenue for the three months ended June 30, 2008 was provided primarily by sales of PHEV production systems; there were no PHEV production systems delivered during the three months ended June 30, 2007. For the three months ended June 30, 2008 and 2007, revenue generated from long-term fixed price contracts was $2,312 and $299,274, respectively. The change in composition of our revenue reflects a shift in our emphasis from long-term prototype projects to the manufacture and delivery of production systems.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2008 and 2007 were $647,687 and $464,305, respectively, an increase of $183,382, or 39%. We had a gross loss on revenues of $389,313 compared to gross loss on revenues of $165,031 for the three months ended June 30, 2008 and 2007, respectively. Cost of revenues for the three months ended June 30, 2008 included direct costs in the amount of $493,018 and other costs, including allocated general and administrative expenses, of $154,669. Cost of revenues for the three months ended June 30, 2007 included direct costs in the amount of $385,624 and other costs, including allocated general and administrative expenses, of $78,681. Direct costs in the three months ended June 30, 2008 were adversely affected by production startup costs associated with the shipment of new PHEV systems.

Research and Development Expenses

Research and development expenses were $391,394 and $370,880 for the three months ended June 30, 2008 and 2007, respectively, an increase of $20,514, or 6%. This increase included cost associated with the design of testing and validation procedures for our products.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2008 and 2007 were $684,114 and $545,869, respectively, an increase of $138,245, or 25%. This increase includes $72,396 in amortization of deferred finance cost, $45,864 in salaries associated with the hiring of additional office staff and $95,945 in sales, marketing and promotional activities. Professional fees decreased by $61,752 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Other Income and Expense

Interest income was $20,170 and $16,159 for the three months ended June 30, 2008 and 2007, respectively. Interest expense was $318,152 and $472 for the three months ended June 30, 2008 and 2007, respectively. The increase in interest expense includes amortization of a discount on convertible debentures in the amount of $234,025 and interest expense incurred in connection with our convertible debentures in the amount of $79,781.

Results of Operations – Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Total revenues were $419,014 and $322,056 for the six months ended June 30, 2008 and 2007, respectively, an increase of $96,958, or 30%. During the six months ended June 30 2008, revenue was provided primarily by the sale of commercialized PHEV production systems. We did not deliver any PHEV production systems during the six months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, revenue generated from long-term fixed price contracts was $39,268 and $322,056, respectively. The change in composition of our revenue reflects a shift in our emphasis from long-term prototype projects to the manufacture and delivery production systems.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2008 and 2007 were $976,845 and $585,036, respectively, an increase of $391,809, or 67%. We had a gross loss on revenues of $557,831 compared to a gross loss on revenues of $262,980 for the six months ended June 30, 2008 and 2007, respectively. Cost of revenues for the six months ended June 30, 2008 included direct costs in the amount of $712,871 and other costs, including allocated general and administrative expenses, of $263,974. Cost of revenues for the six months ended June 30, 2007 included direct costs in the amount of $462,895 and other costs, including allocated general and administrative expenses, of $122,051.

Research and Development Expenses

Research and development expenses were $780,401 and $879,234 for the six months ended June 30, 2008 and 2007, respectively, a decrease of $98,833, or 11%. This decrease resulted from a shift in some of our resources, primarily labor and material cost, from research and development to improvements in our production capabilities.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2008 and 2007 were $1,426,090 and $982,870, respectively, an increase of $443,220, or 45%. This increase include $144,792 in amortization of deferred finance cost, $154,774 in salaries associated with the hiring of additional staff and $117,519 in sales, marketing and promotional activities.

Other Income and Expense

Interest income was $28,505 and $43,608 for the six months ended June 30, 2008 and 2007, respectively. Interest expense was $631,890 and $1,027 for the six months ended June 30, 2008 and 2007, respectively. The increase in interest expense includes amortization of a discount on convertible debentures in the amount of $468,050 and interest on our convertible debentures of $159,562.

Liquidity and Capital Resources

Our net loss amounted to $3,367,707 for the six months ended June 30, 2008 and our accumulated deficit amounted to $11,470,874 at June 30, 2008. We used $2,745,374 of cash in our operating activities during the six months ended June 30, 2008. As of June 30, 2008, we have $2,628,424 of working capital available to fund our operations which assumes payment, in cash of our $3,200,000 of convertible debentures which are due on April 26, 2009.

On March 27, 2008, we completed a private placement to institutional accredited investors, pursuant to the terms of a securities purchase agreement. We received $7,000,000 and $6,303,735 in gross and net proceeds, respectively, in connection with this private placement. Under the terms of the agreement, the we sold 11,666,667 shares of our common stock at $.60 per share to accredited private investors (the “Investors”). As part of this transaction, the Investors also received warrants to purchase 11,666,667 shares of our common stock at $.72 per share.

We believe that we may not have sufficient capital resources to sustain our operations through June 30, 2009. We must obtain additional capital and increase revenue in order to ensure we have the capital resources we need to pursue our business plan. If we are unable to obtain additional capital, we will have to implement a cost cutting plan, reduce the size of our operating structure, and/ or sell assets to conserve our liquidity. Although the completion of our March 2008 private placement substantially improved our overall liquidity, we must still devote substantially all of our capital resources to our research and development activities, developing our manufacturing infrastructure and penetrating possible markets for our PHEV propulsion system. We will need to raise additional funds to achieve commercialization of our PHEV system and continue the pursuit of our business plan. We also cannot provide any assurance that we will ultimately be successful in our efforts to commercialize our PHEV propulsion system.

Net Cash Used in Operating Activities: Net cash used in operating activities totaled $2,745,374 for the six months ended June 30, 2008 as compared to net cash used in operating activities of $2,191,491 for the six months ended June 30, 2007. During the six months ended June 30, 2008, the major components of cash used in operating activities included our net loss from operations of $3,367,707, an increase in our level of inventory and accounts receivable of $65,254 and $113,850, respectively, and a decrease in our customer deposits of $74,956. Items that had a favorable impact on cash used in operating activities during the six months ended June 30, 2008 included an increase in our accounts payable of $74,538 and a charge for non-cash interest in the amount of $468,050. The net cash used in operating activities of $2,191,491 for the six months ended June 30, 2007 resulted primarily from our net loss from operations of $2,082,503. Other significant components of cash used in operating activities included an increase in the level of our inventory of $151,319 and an increase our accounts receivable by $174,500. Items that had a favorable impact on cash used in operating activities during the six months ended June 30, 2007 included a reduction in restricted cash of $146,969 and a decrease in prepaid expenses of $49,636.

Net Cash Used in Investing Activities: We invested $41,222 in property and equipment during the six months ended June 30, 2008 as compared to $47,970 invested in property and equipment during the six months ended June 30, 2007.

Net Cash Provided by Financing Activities: Net cash provided by financing activities during the six months ended June 30, 2008 included $6,303,735 of net proceeds we received from the sale of 11,666,666 shares of our common stock and the payment of capital lease obligations in the amount of $2,118. Net cash used in financing activities during the six months ended June 30, 2007 included the payment capital lease obligations of $3,653 and the receipt of development funding subject to repayment in the amount of $3,642.

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

On January 23, 2008, we signed a cost sharing agreement with NYSERDA to develop test fixtures and procedures to be used in connection with our production activities. Under the terms of the agreement, NYSERDA will reimburse our company for approximately fifty percent of the cost, including labor, materials and overhead, incurred in connection with this project. The total amount of funds available from NYSERDA for this project is $534,590. For the six months ended June 30, 2008, we incurred $159,330 of costs in connection with this agreement for which we recorded a receivable in the amount of $78,848.

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

A description of significant accounting polices that require us to make estimates and assumptions in the preparation of our consolidated financial statements are as follows:

Revenue Recognition. We account for a portion of our revenues using the percentage of completion method. Accordingly, we make estimates of costs to complete on these contracts that we use as a basis for recording revenue.

We apply the revenue recognition principles set forth under American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-2 “Accounting for Production Type Contracts” and SEC Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition” with respect to our revenue.

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

Stock-Based Compensation We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS Statement No. 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and results in a charge to operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of June 30, 2008, the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 16, 2008, Amity Truck Service Corp. commenced an action against Odyne Corporation and others in the Supreme Court, Suffolk County seeking to recover damages based on alleged facts concerning our commercial relationship with the plaintiff in the latter part of 2006 and the early part of 2007 which culminated in an Exclusive Sales and Marketing Agreement, whereby the plaintiff agreed to serve as the exclusive retrofitting installer of our plug-in hybrid electric propulsion systems for medium and heavy trucks and as the exclusive distributor of such vehicles in the New York metropolitan area. It is our opinion that the alleged facts, even if true, do not provide a legal basis for recovery, and we filed a motion to dismiss the litigation on the grounds that the complaint fails to state any viable cause of action. The motion was submitted to the court on February 27, 2008. In response to the motion, on July 3, 2008, the court dismissed five of the six causes of action brought by the plaintiff. Our management believes that we have a reasonable chance of prevailing on the remaining cause of action, although it cannot predict the outcome of the action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended June 30, 2008, there were no sales of unregistered securities other than as reported in prior reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 28, 2008, we held a special meeting of stockholders at the time and place set forth in the notice of meeting of stockholders and proxy statement previously distributed to stockholders of record. At the meeting, four proposals were presented for consideration and voting on by the stockholders in person or by proxy. The proposals and the results of voting are set forth below:

1. Election of six directors to the board of directors (constituting the entire membership of our board), each to hold office until his successor has been elected and qualified. The following table sets forth the name of each nominee and the voting with respect to each nominee for director:

Name	For	Withhold Authority	Broker Non-Votes

Alan Tannenbaum	27,540,049	233,021	0

Joshua A. Hauser	24,048,089	230,021	0

Jeffrey H. Auerbach	27,542,549	230,021	0

Bruce E. Humenik	24,047,589	230,021	0

Stanley W. Struble	24,047,589	230,021	0

S. Charles Tabak	24,047,589	230,021	0

2. Approval of an amendment to our 2006 Equity Incentive Plan increasing the number of shares of common stock reserved for issuance thereunder by 3,000,000 shares.

For	Against	Abstain
22,510,245	225,543	27,100

3. Ratification of the adoption by the board of directors of the Non-Qualified Stock Option Agreement for Alan Tannenbaum, our Chief Executive Officer.

For	Against	Abstain
22,510,245	225,543	42,973

4. Ratification of the selection of Holtz Rubenstein Reminick LLP as our independent auditor.

For	Against	Abstain
22,510,245	225,543	0

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

ODYNE CORPORATION

August 13, 2008	By:	/s/ Alan Tannebaum
Alan Tannenbaum Chairman and Chief Executive Officer (Principal Executive Officer)

August 13, 2008	By:	/s/ Daniel Bartley
Daniel Bartley Chief Financial Officer (Principal Financial and Accounting Officer)