Form 10-Q
period 2008-09-30
ODYNE CORP
filed 2008-11-10
CIK 1346377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 10, 2008, 35,070,886 shares of the registrant’s Common Stock, par value $.001 per share, were outstanding.

ODYNE CORPORATION AND SUBSIDIARY
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

- i -

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$4,436,407	$2,087,217
Accounts receivable, net of reserves of $143,000	294,878	158,333
Inventory, net of reserves of $56,000 and $90,000, respectively	531,269	237,423
Prepaid insurance	49,584	103,168
Total current assets	5,312,138	2,586,141

Property and equipment, net	139,070	120,019
Deferred financing costs, net	168,942	386,130
Other assets	34,713	24,000
TOTAL ASSETS	$5,654,863	$3,116,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$311,002	$270,538
Accrued payroll and other operating expenses	158,107	206,464
Customer deposits	429,145	171,487
Accrued losses on contracts in progress	4,051	3,016
Reserve for warranty	40,086	43,000
Accrued interest on convertible debentures	79,781	57,863
Current maturities of capital lease obligations	1,763	4,306
Current portion of convertible debentures, net of discount	3,138,280	—
Total current liabilities	4,162,215	756,674

Capital lease obligations, net of current maturities	—	656
Development funding subject to repayment	238,948	238,948
Convertible debentures, net of discount	—	2,433,633
TOTAL LIABILITIES	4,401,163	3,429,911

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value, 4,994,000 shares authorized, 0 shares issued and outstanding	—	—
Series A Convertible Preferred Stock, $0.001 par value; 6,000 authorized; 2,282 and 2,917 shares issued and outstanding respectively, liquidation rights $ 1,000 per share	2	3
Common stock, $0.001 par value per share; 95,000,000 shares authorized; 35,070,886 and 22,061,428 shares issued and outstanding, respectively	35,071	22,061
Additional paid-in-capital	14,363,679	7,767,482
Accumulated deficit	(13,145,052)	(8,103,167)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	1,253,700	(313,621)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$5,654,863	$3,116,290

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

SALES	$178,191	$95,936	$597,205	$417,992

COST OF SALES	389,468	242,760	1,366,314	827,797

GROSS LOSS	(211,277)	(146,824)	(769,109)	(409,805)

OPERATING EXPENSES
Research and development	564,613	373,141	1,345,014	1,252,752
General and administrative	596,463	359,434	2,022,552	1,341,927
TOTAL OPERATING EXPENSES	1,161,076	732,575	3,367,566	2,594,679

LOSS FROM OPERATIONS	(1,372,353)	(879,399)	(4,136,675)	(3,004,484)

OTHER INCOME (EXPENSE)
Interest income	14,611	4,835	43,116	48,443
Interest expense	(316,436)	(394)	(948,326)	(1,421)
TOTAL OTHER INCOME (EXPENSE)	(301,825)	4,441	(905,210)	47,022

NET LOSS	$1,674,178)	$(874,958)	$(5,041,885)	$(2,957,462)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.05)	$(0.04)	$(0.16)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING- BASIC AND DILUTED	35,006,899	20,930,428	30,621,551	19,639,263

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
For the Nine Months Ended September 30, 2008
(UNAUDITED)

	Convertible Preferred Stock
	Series A		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at January 1, 2008	2,917	$3	22,061,428	$22,061	$7,767,482	$(8,103,167)	$(313,621)

Share based payments				—	139,663	—	139,663
Conversions of Series A Convertible Preferred
Stock to common shares	(635)	(1)	1,048,555	1049	(1,048)	—	—
Sale of 11,666,666 shares of common stock, net
of offering costs of $696,265			11,666,666	11,667	6,292,068	—	6,303,735
Payment of interest on convertible debentures			294,237	294	165,514	—	165,808
Net loss				—	—	(5,041,885)	(5,041,885)

Balance at September 30, 2008	2,282	$2	35,070,886	$35,071	$14,363,679	$(13,145,052)	$1,253,700

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(5,041,885)	$(2,957,462)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	274,917	41,376
Provision for obsolete inventory	(34,000)	—
Amortization of discount on convertible debentures	704,647	—
Share based payments- interest on debentures	165,808
Share based payments- compensation	139,663	83,738
Changes in operating assets and liabilities:
Cash - restricted	—	213,234
Accounts receivable	(136,546)	(225,457)
Inventory	(259,846)	(168,212)
Other assets	(10,713)
Prepaid expenses and other current assets	53,584	22,466
Accounts payable	40,464	102,284
Accrued payroll and other operating expenses	(48,356)	(32,762)
Customer deposits	257,658	(22,150)
Accrued losses on contracts in progress	1,035	(25,538)
Reserve for warranty	(2,914)	35,000
Accrued interest on convertible debentures	21,918	—
Deferred compensation payable to officers	—	37,692
NET CASH USED IN OPERATING ACTIVITIES	(3,874,566)	(2,895,791)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property and equipment	(76,780)	(47,970)
NET CASH USED IN INVESTING ACTIVITIES	(76,780)	(47,970)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock	6,303,735	—
Capital lease payments	(3,199)	(5,510)
Deferred finance cost		(29,571)
Development funding subject to repayment	—	3,642
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,300,536	(31,439)

NET INCREASE (DECREASE) IN CASH	2,349,190	(2,975,200)

CASH- beginning of period	2,087,217	3,083,942

CASH- end of period	$4,436,407	$108,742

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$56,101	$1,421
Non-cash investing and financing activities:
Cashless exercise of warrants	—	282
Conversion of Series A Convertible preferred stock into Common Stock	1,049	2,679

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ODYNE CORPORATION AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Operations and Summary of Significant Accounting Policies

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
Revenues from fixed-price production contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. The Company considers expended cost to be the best available measure of progress on these contracts. Cost of revenues earned on fixed-price contracts includes direct contract costs such as materials, labor, subcontract labor, payroll, payroll taxes, insurance and other sundry direct costs, and indirect contract costs such as travel and supplies. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. The Company’s provision for estimated losses was $4,051 and $1,401 as of September 30, 2008 and 2007, respectively.

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
Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and results in a charge to operations.

Non-Employee Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” (“EITF 96-18”) which requires that such equity instruments be recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are being amortized over the term of the related service period.

Net Loss Per Share

Net loss per share is presented in accordance with SFAS No. 128 “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potentially dilutive securities. Diluted earnings per share reflects the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three and nine months ended September 31, 2008 and 2007 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at September 30, 2008 and 2007 are as follows:

	2008	2007
Series A Convertible Preferred Stock	4,896,614	4,991,320
Convertible Debentures	12,800,000	—
Warrants	23,303,012	4,319,680
Options	4,685,000	545,000
Total	45,684,626	9,856,00

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (“FSP”) No. 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with FSP 157-2, the Company is currently evaluating this impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 which was effective for fiscal years beginning after November 15, 2007 had no impact on the financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combination” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. There is no impact on the Company of the pending adoption of SFAS 141(R) and SFAS 160 on the consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. There is no impact on the Company of the pending adoption of FSP 142-3 on the consolidated financial statements.

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

NOTE 2 - Liquidity and Capital Resources

The Company’s net loss amounted to $5,041,885 for the nine months ended September 30, 2008. The Company’s accumulated deficit amounted to $13,145,052 at September 30, 2008. The Company also used $3,874,566 of cash in its operating activities during the nine months ended September 30, 2008. As of September 30, 2008 the Company had $1,149,923 of working capital available to fund its operations. The Company must obtain additional capital or it will not have sufficient cash to pay its $3,200,000 of convertible debentures which are due on April 26, 2009. The Company has retained a financial advisor to evaluate the Company’s strategic alternatives, including a possible sale of the Company, a strategic partnership, a technology licensing agreement, or an additional raise of equity capital. The Company cannot provide any assurance that any transaction will occur or, if one is undertaken, its terms or timing.

On March 27, 2008, the Company completed a private placement to institutional accredited investors, pursuant to the terms of a securities purchase agreement. The Company received $7,000,000 and $6,303,735 in gross and net proceeds, respectively, in connection with this private placement. Under the terms of the agreement, the Company sold 11,666,666 shares of its common stock at $.60 per share to accredited private investors. As part of this transaction, the investors also received warrants to purchase 11,666,666 shares of the Company’s common stock at $.72 per share. The warrants are exercisable for five years, contain customary change of control buy-out provisions and are not redeemable. The warrants also contain anti-dilution provisions (including “full-ratchet” price protection from the future issuance of stock, exclusive of certain issuances, or securities convertible or exercisable for shares of common stock below $.72 per share), provided that the exercise price of the warrants may not be adjusted to less than $.60 per share as a result of the full-ratchet price protection. As part of this transaction, placement agents received warrants to purchase 1,050,000 shares of the Company’s common stock at $.72 per share. The warrants are exercisable for five years, contain customary change of control buy-out provisions and are not redeemable. The warrants also contain anti-dilution provisions (including “full-ratchet” price protection from the future issuance of stock, exclusive of certain issuances, or securities convertible or exercisable for shares of common stock below $.72 per share).

NOTE 3 - Basis of Presentation and Business Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007 and notes thereto of the “Company included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

NOTE 4 - Development Funding Subject to Repayment

The Company entered into a contract for development funding from the New York State Energy Research & Development Authority. The Company received $-0- and $3,642 under this contract during the nine months ended September 30, 2008 and 2007, respectively. Funding received under the terms of this agreement is subject to repayment based on a percentage of sales of the related invention or discovery as defined under the terms of the agreement. The Company repaid $5,587 and $ -0- under this agreement during the nine months ended September 30, 2008 and 2007, respectively. The obligation terminates upon the earlier of fifteen (15) years from the date of the first sale or upon repayment of the amount of funds received under the agreement. Development funding subject to repayment amounts to $238,948 at September 30, 2008 and December 31, 2007 and is presented as a liability in the accompanying balance sheets.

NOTE 5 - Convertible Debentures

On October 26, 2007, the Company completed a private placement to five accredited investors resulting in gross proceeds of $3,200,000, pursuant to the terms of a Subscription Agreement . The securities were offered and sold in Units, consisting of $100,000 principal amount of 10% senior secured convertible debentures (“Debentures”) and a warrant, expiring October 26, 2010, to purchase 133,333 shares of common stock at an exercise price of $.75 per share (“Warrants”).  As a result of the Company’s March 27, 2008, private placement transaction, the exercise price of the warrants was reduced to $.60 per share. The Company paid $51,616 in cash and issued 294,237 shares of its common stock for payment of interest on these debentures during the nine months ended September 30, 2008. 177,632 of these shares were issued at $.48.43 per share. As a result of this transaction, the outstanding Series A Preferred Stock will convert into 2,065 shares per unit.  The investor warrants associated with the Series A Preferred will convert at $0.644 per share and the remaining 2006 Placement Warrants and 2006 Advisor Warrants shall convert at $0.644 per share. The maturity date of the debentures is April 26, 2009.

NOTE 6 - Related Parties

On April 2, 2008 and October 22, 2008, the Company paid an aggregate of $10,753 in interest on its secured convertible debentures to AT Holdings I, LLC, an entity controlled by the Company’s Chief Executive Officer. On July 9, 2008 the Company issued 9,110 of its common stock in payment of interest on the secured convertible debentures to AT Holdings I, LLC.

NOTE 7 - Commitments and Contingencies

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

Employment Agreements

In October of 2006, the Company entered into employment agreements with its Chief Operating Officer, Executive Vice President - Engineering and Chief Technology Officer, and Executive Vice President - Operations, respectively. The employment agreements have an amended term of three years from October 26,2007. The employment agreements provide that each executive will receive an annual salary of $140,000 during the first year of the term with increases equal to 5% of such salary on each anniversary of the effective date of the employment agreement. In addition, each executive is entitled to (a) receive a cash bonus in an amount determined by the compensation committee of the board of directors if the Company meets or exceeds certain mutually agreed upon performance goals and (b) participate in the company’s stock option plan.

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

Under the employment agreement, the Company agreed to grant Mr. Tannenbaum stock options to purchase an aggregate of 3,000,000 shares of the Company’s common stock. Of such stock options, 300,000 shares were granted on October 25, 2007 at an exercise price of $.395, the closing market price on that date. Further, options to purchase 300,000 shares were also granted effective on January 2, 2008, based on an exercise price equal to the closing market price of the common stock on that date of $.71 The remaining 2,400,000 stock options were issued under a separate non-qualified stock option agreement, with similar terms and conditions to the existing plan subject to shareholder approval, which was received on May 28, 2008. These options have an exercise price of $.32 per share, based on the average closing price of the Company’s common stock for the 30 day period prior to the closing of the Company’s October 25, 2007 financing transaction. The stock based compensation expense associated with these options is included in the amounts disclosed in Note 9 hereunder. Each stock option will vest in three equal installments on the second, third and fourth anniversaries of the grant date and expire ten years after each is granted.

Cost Sharing Agreement

On January 23, 2008, the Company signed an agreement with NYSERDA to develop test fixtures and procedures to be used in connection with its production activities. Under the terms of the agreement, NYSERDA will reimburse the Company for approximately fifty percent of the cost, including labor, material and overhead, incurred in connection with the project. The total amount of funds available from NYSERDA for this project is $534,590. For the nine months ended September 30, 2008, the Company incurred $424,383 in connection with this agreement for which it has billed $209,576. The cost and related reimbursements are recorded as research and development.

NOTE 8 - Stockholders’ Equity

Conversions of Series A Convertible Preferred Stock

During the nine months ended September 30, 2008, holders of 635 shares of Series A Convertible Preferred stock elected to convert their preferred shares into 1,048,555 shares of common stock.

Private Placement of Common Stock

On March 27, 2008, the Company completed a private placement to institutional accredited investors, pursuant to the terms of a securities purchase agreement. Under the terms of the agreement, the Company sold 11,666,666 shares of its common stock at $.60 per share to accredited private investors. As part of this transaction, the investors also received warrants to purchase 11,666,666 shares of the Company’s common stock at $.72 per share. The warrants are exercisable for five years, contain customary change of control buy-out provisions and are not redeemable. The warrants also contain anti-dilution provisions (including “full-ratchet” price protection from the future issuance of stock, exclusive of certain issuances, or securities convertible or exercisable for shares of common stock below $.72 per share), provided that the exercise price of the warrants may not be adjusted to less than $.60 per share as a result of the full-ratchet price protection. As part of this transaction, placement agents received warrants to purchase 1,050,000 shares of the Company’s common stock at $.72 per share. The warrants are exercisable for five years, contain customary change of control buy-out provisions and are not redeemable. The warrants also contain anti-dilution provisions (including “full-ratchet” price protection from the future issuance of stock, exclusive of certain issuances, or securities convertible or exercisable for shares of common stock below $.72 per share), provided that the exercise price of the warrants may not be adjusted to less than $.60 per share as a result of the full-ratchet price protection.. The Company received $7,000,000 and $6,303,735 in gross and net proceeds, respectively, in connection with this private placement.

The fair value of warrants issued in this transaction amounted to $2,616,135 using the Black-Scholes option-pricing model with the following assumptions: fair value per share of common stock $0.55, term of 5 years, volatility of 41.88%, risk-free interest rate of 2.61%, and, dividend yield of 0.

Pursuant to the terms of a registration rights agreement with the investors, the Company filed a registration statement with the U.S. Securities and Exchange Commission on August 21, 2008 which was declared effective on September 12, 2008. The purchase agreement also contains representations and warranties by the Company and each investor typical of transactions of this type, as well as the right of the investors to participate in up to 100% of any subsequent financing by the Company for one year after the closing date.

Common Stock Purchase Warrants

A summary of the status of the Company’s outstanding common stock purchase warrants is as follows:

	Number of options	Weighted average exercise price
Outstanding at January 1, 2008	10,586,346	$0.67
Granted	12,716,667	$0.72
Exercised	—	$—
Outstanding at September 30, 2008	23,303,013	$0.70

Warrants issued

During the nine months ended September 30, 2008 the Company issued warrants in connection with its March 27, 2008 Private Placement as follows:

Grant Date	Number of Shares	Exercise Price	Expiration Date	Unit Fair Value	Total Fair Value

3/27/2008	11,666,666	$.72	3/26/2013	$.206	$2,400,124
3/27/2008	1,050,000	$.72	3/26/2013	$.206	$216,011

The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: fair value of common stock $0.55; volatility rate 41.88%; risk free interest rate 2.61%; expected term 5 years; dividend yield 0.

NOTE 9 - 2006 Equity Incentive Plans

The 2006 Equity Incentive Plan (the “Plan”) was adopted by the Company’s Board of Directors on October 16, 2006 and approved by the Company’s stockholders on October 17, 2006. The plan was amended at the annual stockholders meeting held on May 28, 2008 to increase the awards available to purchase shares by 3,000,000 shares to an aggregate of 6,000,000 shares of common stock which may be granted under the Plan to employees, consultants and non-employee directors. Under the Plan, the Company is authorized to issue Incentive Stock Options intended to qualify under Section 422 of the Code, non-qualified options, SARS, restricted stock, bonus shares and dividend equivalents.

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

On July 9, 2008, the Company granted 30,000 stock options to key employees at an exercise price of $.64 per share. The fair value of these awards was estimated to be $6,586 at the date of grant using the Black-Scholes option pricing model with the following weighed average assumptions: fair value per share of common stock $.64 volatility rate 38.798%; risk free interest rate 2.91%; expected term 4 years; dividend yield 0.

A separate non-qualified stock option agreement was approved at the annual stockholders meeting held on May 28, 2008 whereby options to purchase 2,400,000 shares of common stock were approved, which were issued to the Company’s Chief Executive Officer in connection with his employment agreement dated September 19, 2007 at an exercise price of $0.32 per share. The fair value of these awards was estimated to be $630,223 at the date of approval using the Black-Scholes option pricing model with the following weighed average assumptions: fair value per share of common stock $0.51; volatility rate 38.28%; risk free interest rate 3.15%; expected term 4 years; dividend yield 0.

A summary of option activity for the nine months ended September 30, 2008 is as follows:

			Weighted -
		Weighted -	Average
		Average	Remaining
		Exercise	Contractual
Options	Shares	Price	Term in Years
Outstanding January 1, 2008	1,975,000	$0.56	8.8

Granted	2,800,000	0.35	9.1
Exercised	—
Forfeited or expired	90,000	0.77
Outstanding September 30, 2008	4,685,000	$0.43	8.7

At September 30, 2008, there was no aggregate intrinsic value of options outstanding, based on the September 30, 2008 closing price of the Company’s common stock ($.19 per share). There were no options exercisable at September 30, 2008. As described above, the Company has estimated that based upon assumed employee retention, 80% of the options granted entitled to vest by their terms, will actually vest annually.

As of September 30, 2008, there was $755,986 of unrecognized compensation cost related to non-vested share-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 3.0 years.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q for the three and nine months ended September 30, 2008, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning our expectations regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this quarterly report or other reports or documents we file with the U.S. Securities and Exchange Commission, or SEC, from time to time, which could cause actual results or outcomes to differ materially from those projected. You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. In addition, the forward-looking statements in this quarterly report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of our company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

An investment in our common stock involves a high degree of risk. Stockholders and prospective purchasers should carefully consider the risk factors in our annual report on Form 10-KSB for the year ended December 31, 2007, filed with the SEC on March 31, 2008, and other pertinent information contained in our registration statement on Form S-1, initially filed with the SEC on August 21, 2008, and which became effective on September 12, 2008, as well as other information contained in our other periodic filings with the SEC. If any of the risks described in those filings actually occur, our business could be materially harmed.

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

We are a clean technology company that develops and manufactures propulsion systems for advanced Plug-in Hybrid Electric Vehicles (“PHEV”) for medium and heavy-duty trucks and buses by integrating our proprietary electric power conversion, electric power control and energy storage systems with a range of off-the-shelf components including electric motors and storage batteries. Our Plug-in Hybrid Electric Vehicle systems are either series or parallel configuration hybrids that are optimized for different applications. Our environmentally friendly and cost-effective Plug-in Hybrid Electric Vehicle systems allow vehicles to operate at lower costs and with lower vehicle emissions.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included under Item 1 of this report.

Results of Operations - Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

Total revenues were $178,191 and $95,936 for the three months ended September 30, 2008 and 2007, respectively, an increase of $82,255, or 86%. Revenue for the three months ended September 30, 2008 was provided primarily by sales of PHEV production systems; there were no PHEV production systems delivered during the three months ended September 30, 2007. For the three months ended September 30, 2008 and 2007, revenue generated from long-term fixed price contracts was $37,011 and $95,936, respectively. The change in composition of our revenue reflects a shift in our emphasis from long-term prototype projects to the manufacture and delivery of production systems.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2008 and 2007 were $389,468 and $242,760, respectively, an increase of $146,708, or 60%. We had a gross loss on revenues of $211,277 compared to gross loss on revenues of $146,824 for the three months ended September 30, 2008 and 2007, respectively. Cost of revenues for the three months ended September 30, 2008 included direct costs in the amount of $214,286, other costs, including allocated general and administrative expenses of $139,549 and product warranty cost of $35,633. Cost of revenues for the three months ended September 30, 2007 included direct costs in the amount of $158,996, other costs, including allocated general and administrative expenses, of $48,764 and product warranty cost of $35,000.

Research and Development Expenses

Research and development expenses were $564,613 and $373,141 for the three months ended September 30, 2008 and 2007, respectively, an increase of $191,472, or 51%. This increase included $127,366 of cost associated with the design of testing and validation procedures for our products.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2008 and 2007 were $596,463 and $359,434, respectively, an increase of $237,029, or 66%. This increase includes $72,396 in amortization of deferred finance cost, professional fees of $51,942, employee stock options of $51,025, $38,512 in salaries associated with the hiring of additional office staff and $32,455 in sales, marketing and promotional activities for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Other Income and Expense

Interest income was $14,611 and $4,835 for the three months ended September 30, 2008 and 2007, respectively. Interest expense was $316,436 and $394 for the three months ended September 30, 2008 and 2007, respectively. The increase in interest expense includes amortization of a discount on convertible debentures in the amount of $236,597 and interest expense incurred in connection with our convertible debentures in the amount of $79,781.

Results of Operations - Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

Total revenues were $597,205 and $417,992 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $179,213, or 43%. During the nine months ended September 30 2008, revenue was provided primarily by the sale of commercialized PHEV production systems. We did not deliver any PHEV production systems during the nine months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, revenue generated from long-term fixed price contracts was $76,279 and $417,992, respectively. The change in composition of our revenue reflects a shift in our emphasis from long-term prototype projects to the manufacture and delivery production systems.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2008 and 2007 were $1,366,314 and $827,797, respectively, an increase of $538,517, or 65%. We had a gross loss on revenues of $769,109 compared to a gross loss on revenues of $409,805 for the nine months ended September 30, 2008 and 2007, respectively. Cost of revenues for the nine months ended September 30, 2008 included direct costs in the amount of $927,157, other costs, including allocated general and administrative expenses, of $374,400 and product warranty costs of $64,757. Cost of revenues for the nine months ended September 30, 2007 included direct costs in the amount of $630,656, other costs, including allocated general and administrative expenses, of $162,141 and product warranty cost of $35,000.

Research and Development Expenses

Research and development expenses were $1,345,014 and $1,252,752 for the nine months ended September 30, 2008 and 2007, respectively, a decrease of $92,262, or 7%. Research and development expenses included $173,020 and $0 of cost associated with the design of testing and validation procedures for our products for the nine months ended September 30, 2008 and 2007, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2008 and 2007 were $2,022,552 and $1,341,927, respectively, an increase of $680,625, or 51%. This increase includes $208,977 in sales, marketing and promotional activities, $217,188 in amortization of deferred finance cost, $193,268 in salaries associated with the hiring of additional office staff and employee stock options of $89,352 for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Other Income and Expense

Interest income was $43,116 and $48,443 for the nine months ended September 30, 2008 and 2007, respectively. Interest expense was $948,326 and $1,421 for the nine months ended September 30, 2008 and 2007, respectively. The increase in interest expense includes amortization of a discount on convertible debentures in the amount of $704,647 and interest on our convertible debentures of $239,343.

Liquidity and Capital Resources

Our net loss amounted to $5,041,885 for the nine months ended September 30, 2008 and our accumulated deficit amounted to $13,145,052 at September 30, 2008. We used $3,874,566 of cash in our operating activities during the nine months ended September 30, 2008. As of September 30, 2008 we have $1,149,923 of working capital available to fund our operations. We must obtain additional capital or we will not have sufficient cash to pay our $3,200,000 of convertible debentures which are due on April 26, 2009. We have retained a financial advisor to evaluate our company’s strategic alternatives, including a possible sale of the company, a strategic partnership, a technology licensing agreement, or an additional raise of equity capital. We cannot assure you that any transaction will occur or, if one is undertaken, its terms or timing.

On March 27, 2008, we completed a private placement to institutional accredited investors, pursuant to the terms of a securities purchase agreement. We received $7,000,000 and $6,303,735 in gross and net proceeds, respectively, in connection with this private placement. Under the terms of the agreement, we sold 11,666,666 shares of our common stock at $.60 per share to accredited private investors. As part of this transaction, the investors also received warrants to purchase 11,666,666 shares of our common stock at $.72 per share.

Net Cash Used in Operating Activities. Net cash used in operating activities totaled $3,874,566 for the nine months ended September 30, 2008 as compared to net cash used in operating activities of $2,895,791 for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, the major components of cash used in operating activities included our net loss from operations of $5,041,885 and an increase in our level of inventory and accounts receivable of $259,846 and $136,546, respectively. Items that had a favorable impact on cash used in operating activities during the nine months ended September 30, 2008 included an increase in our customer deposits of $257,658 and a charge for non-cash interest in the amount of $704,647. The net cash used in operating activities of $2,895,791 for the nine months ended September 30, 2007 resulted primarily from our net loss from operations of $2,957,462. Other significant components of cash used in operating activities included an increase in the level of our inventory of $168,212 and an increase our accounts receivable by $225,457. Items that had a favorable impact on cash used in operating activities during the nine months ended September 30, 2007 included a reduction in restricted cash of $213,234 and a increase in our accounts payable of $102,284.

Net Cash Used in Investing Activities. We invested $76,780 in property and equipment during the nine months ended September 30, 2008 as compared to $47,970 invested in property and equipment during the nine months ended September 30, 2007.

Net Cash Provided by Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2008 included $6,303,735 of net proceeds we received from the sale of 11,666,666 shares of our common stock and the payment of capital lease obligations in the amount of $3,199. Net cash used in financing activities during the nine months ended September 30, 2007 included the payment capital lease obligations of $5,510 and the receipt of development funding subject to repayment in the amount of $3,642.

On March 30, 2006, we signed a research and development contract extension with NYSERDA to develop and install a PHEV system into a refuse vehicle provided by a third party. Our obligation under this agreement is to design and install the system and to provide NYSERDA with regular status reports. NYSERDA will provide funding up to an additional $161,046 for this effort. As of September 30, 2008, we had not obtained a refuse vehicle from the third party and have not incurred any costs related to this contract extension. We are currently in discussions with NYSERDA regarding a modification of this extension.

On January 23, 2008, we signed a cost-sharing agreement with NYSERDA to develop test fixtures and procedures to be used in connection with our production activities. Under the terms of the agreement, NYSERDA will reimburse our company for approximately 50% of the cost, including labor, materials and overhead, incurred in connection with this project. The total amount of funds available from NYSERDA for this project is $534,590. For the nine months ended September 30, 2008, we incurred $424,383 in connection with this agreement for which we billed $209,576.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not necessarily limited to, recording revenue and cost and cost of sales under production contracts using the percentage of completion method, establishing loss reserves of contracts in progress when necessary, equity transactions (compensatory and financing), and allocating costs among different cost centers and departments within our company. We have adopted certain polices with respect to our recognition of revenue that we believe are consistent with the guidance provided under SEC Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition” (“SAB 104”).

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

We apply the revenue recognition principles set forth under American Institute of Certified Public Accountants Statement of Position 81-2 “Accounting for Production Type Contracts” and SAB 104 with respect to our revenue.

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

Stock-Based Compensation We have adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share Based Payment” (“SFAS 123(R)”). This statement is a revision of SFAS No. 123, and supersedes Accounting Principles Board Opinion No. 25, and its related implementation guidance. SFAS 123(R) addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123(R), SBP awards are measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and results in a charge to operations.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. As of September 30, 2008, the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

In the quarter ended September 30, 2008, there were no sales of unregistered securities.

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

ODYNE CORPORATION

November 10, 2008	By:	/s/ Alan Tannebaum Alan Tannenbaum Chairman and Chief Executive Officer (Principal Executive Officer)

November 10, 2008	By:	/s/ Daniel Bartley Daniel Bartley Chief Financial Officer (Principal Financial and Accounting Officer)